Form 10KSB
period 2005-10-31
GA Computer Sciences Inc.
filed 2006-01-30
CIK 1324207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended October 31, 2005

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51573

GA COMPUTER SCIENCES INC.
(Name of small business issuer in its charter)

NEVADA	20-0848675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

349 – 6540 East Hastings Street
Burnaby, British Columbia, Canada	V5B 4Z5
(Address of principal executive offices)	(Zip Code)

(775) 881-3390
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $870.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,130,000 based on a price of $0.20 per share, being the last price at which the issuer’s shares of common stock were sold.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 26, 2006, the Issuer had 73,775,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “GA” and the “Company” mean GA Computer Sciences Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.     DESCRIPTION OF BUSINESS.

We are a development stage company in the business of production, marketing and sale of OpenOffice computer software on CD-Rom media. OpenOffice is open-source software that is competitive software to Microsoft Office. OpenOffice contains a word processor, spreadsheet, presentation, drawing and database tools. Our plan of operation is to produce CD-Roms that contain a version of the OpenOffice software that runs under Microsoft Windows. We market and sell these CD-Roms via our website on the Internet at “www.gacompsi.com”. We do not develop the OpenOffice software ourselves, the OpenOffice software is developed by a community of volunteers and corporately sponsored software developers around the world. The OpenOffice software uses licenses known as GPL, LGPL and SISSL that allow us to distribute the software free of charge to us. We conduct our business through agreements with consultants and arms-length third parties.

We have earned only minimal revenues to date. We do not anticipate earning significant revenues until such time as we further complete the marketing, promotion and production of our product. We estimate that we will be required to spend an additional $1,500 to market our product over the next twelve months. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our products or that the revenues generated will exceed our operating costs.

Corporate Background

We were incorporated on March 10, 2004 under the laws of the State of Nevada. Our principal offices are located at 349 – 6540 East Hastings Street, Burnaby, British Columbia, Canada. Our telephone number is (775) 881-3390.

Recent Corporate Developments

We experienced the following significant developments since the completion of our fiscal year ended October 31, 2004:

1.

In January, 2006, we entered into negotiations for the acquisition of VitaVea AG (“VitaVea”), a company based in Germany, which is engaged in the production and sale of food supplements. Under the terms of the proposed acquisition, we would issue a substantial number of our common stock in exchange for 100% of the shares of VitaVea. We can provide no assurance that the negotiations for the acquisition of VitaVea will be successful.

2.	Effective January 17, 2006, we completed a ten-for-one split of our issued and outstanding common stock. As a result of the stock split, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 per share, of which 7,377,500 shares were issued and outstanding as at January 17, 2006, to 750,000,000 shares of common stock with a par value of $0.001 per share, of which 73,775,000 are issued and outstanding. Subsequent to our ten-for-one stock split, our trading symbol changed to “GACU” on January 17, 2006.

3.

In October, 2005 OpenOffice.org, the developer of the OpenOffice suite of software that we distribute on CD-Rom, released an updated OpenOffice software version 2.0. As a result our inventory of OpenOffice.org version 1.1.1 CD-Rom has become obsolete and we are required to update our CD-Rom to the latest version of OpenOffice software. We have written off $2,524 in inventory as a result of the software developments. We expect to have an updated version of OpenOffice.org version 2.0 available on CD-Rom in early to mid 2006.

4.	Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “GACS” on December 2, 2005.

5.

We registered the sale of 500,000 (post-split 5,000,000) (the “Shares”) of our common stock on a self underwritten basis and the resale of 3,055,000 (post-split 30,550,000) offered by selling stockholders of GA at a price of $0.20 (post-split $0.02) per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-124607), effective on October 13, 2005 (the “Effective Date”). We will not receive any proceeds from the sale of the shares of common stock being offered by the selling stockholders. All proceeds from the sale of the Shares will be deposited in our operating account and there will be no refunds. The Offering will terminate 180 days after the Effective Date.

6.

The development of our website was completed and went online on April 1, 2005. Development was completed by Aacom Communications Corp. and the cost of the website development was $2,000. Our website is located on the internet at www.gacompsi.com.

In General

We are a development stage company. Our business is to produce, market and sell OpenOffice computer software on CD-Rom media. We produce CD-Rom compact discs based on the OpenOffice software and market and sell the discs via the Internet from our website at www.gacompsi.com.

Product

The OpenOffice suite of software that we distribute on CD-Rom is for Microsoft Windows only and includes the following features:

(a)	A Word Processor program named "Writer" which is similar to Microsoft Word.

(b)	A Spreadsheet program named "Calc" which is similar to Microsoft Excel.

(c)	A Presentation program named "Impress" which is similar to Microsoft PowerPoint.

(d)	A Vector Drawing program named "Draw" which is similar to drawing tools within Microsoft Word.

The OpenOffice software operates on many computer operating systems including Windows, Linux, FreeBSD, Solaris and Macintosh. Our OpenOffice CD-Rom distribution differs from that of many of our competitors in that our distribution only supports Microsoft Windows. Additionally, our CD-Rom installs nearly automatically after the user inserts the CD-Rom into his or her CD-Rom or DVD drive. Because of this "autorun" feature, novice Microsoft Windows users are able to install the OpenOffice software relatively easily.

Research and Development Expenditures

Since the OpenOffice software source-code is freely available and developed by others besides us, we do not have to incur research and development costs. However, the barriers to entering this market are very low and we are competing with about 300 other distributors worldwide.

Marketing Strategy

We market out product to the general public using our website. In order to sell the software from our website we use another Open Source Software project called osCommerce. Specifically, we use and adapt software from the osCommerce project. This software is available to us at no cost.

We are presently charging $9.95 per CD-Rom plus $7.50 for shipping per order. We offer free shipping for orders over $500. Potential investors should note that the OpenOffice software is available as a free download from the OpenOffice website. However, the download is approximately 65MB in size and can take up to 5.2 hours to download on a 28.8Kbps dial-up Internet connection and as fast as 6 minutes with a high-speed Internet connection rated at 1.5Mbps. Additionally, the user must take secondary steps to decompress the software after the download. The availability of the OpenOffice software for free as a download will cause us to lose some potential business and reduce the addressable market for our product.

We intend to market our website using Google AdWords once version 2.0 inventory is available. Google AdWords is a way to purchase highly targeted cost-per-click advertising. AdWords ads are displayed along with search results on Google, as well as on search and content sites in an ad network operated by Google Inc. a leader on Internet search.

We have selected PayPal as our online transaction provider. This means that our future customers will have the ability to pay us for OpenOffice compact discs and we will not be required to maintain confidential information such as our customer's credit card numbers on our servers. PayPal charges us approximately a 3% transaction fee for every transaction that they clear for us.

We ship our compact discs to our customers using a number of shipping providers including but not limited to: Federal Express, UPS, United States Postal Service and Canada Post.

Manufacturing

The production of our products includes CD-Rom pressing, printing of product packaging and shipping of finished goods, all of which is performed by third-party vendors in accordance with our specifications and forecasts. We believe that there are alternate sources for each of these services that could be implemented without material delay, if necessary.

Industry Background – Competition

The market in which we operate is highly competitive and continually evolving. We expect competition to intensify in the future. Additionally, the barriers to entry are fairly minimal as current and new competitors can commercialize products and services at a relatively low cost and in a fairly short period of time.

In terms of our competitive position in the industry, we are a new entry into this marketplace and we are not well known. We expect that we are currently behind our competitors in terms of revenue, brand awareness and market share.

Currently, Microsoft is the dominant market leader in office productivity suites with its Microsoft Office. Our competitive advantage against Microsoft Office is that we are able to offer a software product that is significantly less expensive, yet provides much the same features. In terms of our competitive advantage against OpenOffice download sources, and vendors that use CD-Recordable media, as opposed to manufactured CD-Roms that we use, is that our software cannot be maliciously changed to include unwanted programs such as spyware or viruses.

Our competitive disadvantage against Microsoft Office is that Microsoft's product is well-established and users may want to stay with a product that they have previous experience with, and may not care about the cost savings the OpenOffice software product offers. In terms of our competitive disadvantage against OpenOffice office download sources, and vendors that use CD-Recordable media, as opposed to the manufactured CD-Roms that we use, is that we are not able to update the software as quickly as these competitors since it takes time for us to manufacture the CD-Roms.

Intellectual Property

Our intellectual property consists of our domain name, “www.gacompsi.com”, and our trade name, “GA Computer Sciences”. We have no patents, trademarks, franchises, concessions or labor contracts.

OpenOffice is computer software that is developed by a community of developers who organize themselves under an organization called OpenOffice.org. The main corporate sponsor for OpenOffice development is Sun Microsystems, Inc. The OpenOffice software is licensed using three different source-code licenses known as the GNU General Public License (GPL), Lesser General Public License (LGPL) and the Sun Industry Standards Source License (SISSL). These licenses have been filed as exhibits to this registration statement. Source-code is the underlying computer program code that is used to construct a final software product. These three licenses generally make the software freely available to anyone to use, modify or extend the source-code. This type of software is known as Open Source Software and it is used and supported by a growing number of companies. The most important result for us is that we are allowed to distribute and sell the OpenOffice software on compact discs and we do not have to pay for the rights to distribute the software.

The material terms of the GPL license are that:

(a)

We are allowed to copy and distribute verbatim copies of the OpenOffice source code as we receive it from OpenOffice.org. We may charge a fee for the physical act of transferring a copy, and at our option we may offer warranty protection in exchange for a fee;

(b)	We may modify our copies of the OpenOffice software. However, if we perform modifications we will provide those changes to third parties under the same GPL license;

(c)

We are allowed to copy and distribute the OpenOffice software in executable format as long as we also provide the source code for the OpenOffice software or we agree to distribute the source code upon request. We have chosen to distribute the OpenOffice source code on our CD-Rom distribution;

(d)

If there is a patent dispute the GPL license still applies. However, if there is a court judgment that limits our rights to distribute the program via the GPL license we may not distribute the OpenOffice software at all;

(e)	We must distribute a copy of the GPL license with all our OpenOffice CD-Rom distributions; and

(f)	The OpenOffice software and source code is provided to us without warranty.

The material terms of LGPG license are that:

(a)

We are allowed to copy and distribute verbatim copies of the OpenOffice source library code as we receive it from OpenOffice.org. We may charge a fee for the physical act of transferring a copy, and at our option we may offer warranty protection in exchange for a fee;

(b)	We may modify our copies of the OpenOffice software library code. However, if we perform modifications we will provide those changes to third parties under the same LGPL license;

(c)

We are allowed to copy and distribute the OpenOffice software in library format as long as we also provide the source code for the OpenOffice software or we agree to distribute the source code upon request. We have chosen to distribute the OpenOffice source code on our CD-Rom distribution;

(d)

If there is a patent dispute the LGPL license still applies. However, if there is a court judgment that limits our rights to distribute the program via the LGPL license we may not distribute the OpenOffice software at all;

(e)	We must distribute a copy of the LGPL license with all our OpenOffice CD-Rom distributions; and

(f)	The OpenOffice software and source code is provided to us without warranty.

The material terms of the SISSL are that:

(a)	We have a world-wide, royalty-free, non-exclusive license, subject to third party intellectual property claims;

(b)

We are allowed to copy and distribute verbatim copies of the OpenOffice source code as we receive it from OpenOffice.org. We may charge a fee for the physical act of transferring a copy, and at our option we may offer warranty protection in exchange for a fee;

(c)	We will indemnify the Initial Developer for any liability that we occur;

(d)	We must distribute a copy of the SISSL license with all our OpenOffice CD-Rom distributions; and

(e)	The OpenOffice software and source code is provided to us without warranty.

Government Regulation

We currently do not require approval of any government to offer our products and services. We do not expect that there will be any governmental regulations on our business. We are voluntarily refusing to accept orders from the following countries: Afghanistan, Angola, Cuba, Democratic People's Republic of Korea [North Korea], Eritrea, Federal Republic of Yugoslavia [Serbia and Montenegro], Iran, Iraq, Liberia, Libya, Myanmar [Burma], Rwanda, Sierra Leone, Syria, and Sudan.

We expect no costs or effects of compliance of federal, state and local environmental laws on our business.

Employees

We have one part-time employee, our President, Mr. Hoyle who dedicates 20 hours per week to our business. We rely on our outside consultants, Lancaster & David, Chartered Accountants to assist in the preparation of our financial statements.

Subsidiaries

We have no subsidiaries.

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is 349 - 6450 East Hastings Street, Burnaby, British Columbia, Canada, V5B 4Z5. At this location, we rent a mailbox and have use of shipping facilities. Our President provides office space consisting of approximately 250 sq. ft. at his residence to us at no charge. The cost of the donated premises is valued at $250 per month and is charged to operations on our financial statements. We have no mortgage or lien on any of our property. All physical assets in our office are loaned to us by Mr. Hoyle at no cost to us. We rent web space on the Internet from our hosting provider Aacom Communications Corp. for $100 per month. We own the Internet domain name www.gacompsi.com subject to annual fees of approximately $25 per year.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock originally commenced trading on the OTC Bulletin Board under the symbol “GACS” on December 2, 2005. Subsequent to our ten-for-one stock split, our trading symbol changed to “GACU” on January 17, 2006. The high and the low bid prices for our shares since December 2, 2005, as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2006	$1.31	$1.20

The above quotations have been adjusted to reflect our 10-for-1 stock split effective January 17, 2006. The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of January 26, 2006, there were 39 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

We registered the sale of 500,000 (post-split 5,000,000) (the “Shares”) of our common stock on a self underwritten basis and the resale of 3,055,000 (post-split 30,550,000) offered by selling stockholders of GA at a price of $0.20 (post-split $0.02) per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-124607), effective on October 13, 2005 (the “Effective Date”). We will not receive any proceeds from the sale of the shares of common stock being offered by the selling stockholders. All proceeds from the sale of the Shares will be deposited in our operating account and there will be no refunds. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. The Offering will terminate 180 days after the Effective Date. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

Subsequent to the Effective Date of the Offering, we completed the issuance of 257,000 of the Shares registered under the Offering to 18 subscribers pursuant to Regulation S of the Securities Act of 1933. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operation and other sections of this Annual Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

PLAN OF OPERATION

Financial Plan

As of October 31, 2005, we had a cash balance $49,241 and have earned $870 in revenue from operations. Since our inception on March 10, 2004 to October 31, 2005, we have raised $72,000 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S. During the next twelve months we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. No arrangements for additional funds have been completed. We expect that we can satisfy our cash requirements until December 31, 2005.

Website Development Plan

The development of our website is complete and went online on April 1, 2005. Development was completed by Aacom Communications Corp. and the cost of the website development was $2,000. Our website is located on the Internet at www.gacompsi.com. Our website allows our customers to purchase our distribution of the OpenOffice version 1.1.1 for Windows CD-Rom online. Customers can select either US or Canadian funds to pay for their purchase. We offer payment options by check/money order or PayPal. PayPal is an online payment service owned and operated by eBay Inc. We do not anticipate having to develop our website further within the next twelve months.

Website Hosting Plan

Our website is being hosted by Aacom Communications Corp. Aacom is charging us $100 per month to host our website. Over the next twelve months the cost of hosting our website will be $1,200.

CD Layout and Replication Plan

Our distribution of OpenOffice version 1.1.1 for Windows CD-Rom was laid out and replication was managed for us by Aacom Communications Corp. and the cost of the layout and replication was $2,500. We have manufactured approximately 2,000 OpenOffice version 1.1.1 for Windows CD-Roms and we have sold 122 of the CD-Roms.

The OpenOffice development community has released a version 2.0 software. As such, we plan to engage Aacom in the near future to create at least 1,000 OpenOffice version 2.0 for Windows CD-Roms. The source of funds for the production run of OpenOffice version 2.0 will be from the current cash reserve for the initial production of the version 2.0 CD-Roms.

OpenOffice Version 1.1.1 Obsolescence Plan

As of the date of this Annual Report, OpenOffice.org has released version 2.0 and currently distributes stable version 2.0.1. Our CD-Rom inventory at version 1.1.1 is missing significant software updates from the most recent stable version that is currently available. As OpenOffice.org has released version 2.0, our inventory at version 1.1.1 has become undesirable to customers because 2.0 is seen to have substantial improvements over the version 1.1 based distributions. As a result, we have written off our OpenOffice.org version 1.1.1 CD-Roms to date in the amount of $2,524 subsequent to our year ended October 31, 2005.

The OpenOffice development community has released version 2.0 software. As such, any inventory of version 1.1.1 CD-Roms will be given away for free as a promotion. This will give us the chance to obtain customer leads and allow potential future customers to see that OpenOffice is a viable replacement for Microsoft Office. Our business is anticipated to be delayed for approximately one month while the version 2.0 CD-Roms are being manufactured. This delay will be because we do not to expect to sell CD-Roms for a one month period between when version 2.0 becomes available from OpenOffice.org and when we receive our version 2.0 CD-Roms from our manufacturer. Currently, we are in the process of producing the version 2.0 CD-Roms.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us $1,000 to assist in the preparation of our quarterly financial statements and $1,500 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $1,250 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $12,250 to pay for our accounting and audit requirements.

Plan of Operation

On October 13, 2005, we filed our SB-2 with the SEC and became a reporting company upon the SB-2 being effective. As a result, we will continue to file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $750 per quarter to support our quarterly and annual filings.

During the next 12 months, our business plan is to continue to develop, maintain and promote OpenOffice to earn revenues from its sales. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue transition into OpenOffice version 2.0. In the absence of such financing, our business will fail. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business. We have no employees as of October 31, 2005. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Over the next twelve months, we plan to complete the following objectives within the time periods specified, subject to our obtaining any additional funding. We have enough cash to complete our initial production of 1,000 copies of OpenOffice version 2.0 CD-Roms. We do not have enough funds to complete our plan of operation beyond the next twelve months.

The following is a brief summary of our plan of operation:

1.	Give away all remaining copies of OpenOffice version 1.1 CD-Roms in inventory for promotional purposes;

2.	Further market and promote OpenOffice version 2.0;

3.	Produce 1,000 copies of OpenOffice version 2.0 CD-Roms; and

4.	Produce additional copies of the version 2.0 CD-Roms as demanded and necessary.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended October 31, 2005 that there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$17,000
Office Expenses	$12,000
Marketing and Manufacturing	$8,000
TOTAL	$37,000

Our total expenditures over the next twelve months are anticipated to be approximately $37,000. Our cash on hand as of October 31, 2005 is $49,241. We have sufficient cash on hand to pay the costs of transition into OpenOffice version 2.0 and its initial production. However, we will require additional financing in order to proceed with any additional work beyond marketing and initial manufacturing.

RESULTS OF OPERATIONS

For the period from inception on March 10, 2004 to October 31, 2005, we had $870 in operating revenue with costs of goods sold of $2,882 and a gross margin of $(2,012). We had an accumulated net loss of $43,230 since inception. We incurred total expenses of $41,218 since inception.

The reason for the negative gross margin is due to a write-off of obsolete inventory of OpenOffice version 1.1.1 as a result of the release of version 2.0. We have not earned any substantial revenues since inception. We do not anticipate earning revenues until such time as we complete further marketing and production of OpenOffice version 2.0. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our product or that the revenues generated will exceed the operating costs of our business.

Administrative Expenses

We incurred administrative expenses in the amount of $41,218 for the period from March 10, 2004 (inception) to October 31, 2005. Administrative expenses for this period included the following expenses:

	Period From Inception	Fiscal Year Ended	From Date of Inception
Administrative Expenses	to October 31, 2005	October 31, 2005	to October 31, 2004
Amortization	$647	$530	$117
Donated Rent	4,875	3,000	1,875
Donated Services	9,750	6,000	3,750
General and Administrative	3,190	2,520	670
Impairment loss on equipment	306	306	-
Professional Fees	22,450	15,050	7,400
Total Administrative Expenses	$41,218	$27,406	$13,812

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our continuing development, promotion and production of our OpenOffice version 2.0 and any costs associated with the transition into OpenOffice version 2.0. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $43,230 for the period from inception to October 31, 2005. Our loss was attributable to the costs of manufacturing CD-Roms and operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital
			Percentage
	At October 31, 2005	At October 31, 2004	Increase / (Decrease)
Current Assets	$49,341	$11,199	340.6%
Current Liabilities	$7,557	$7,333	3.1%
Working Capital (Deficit)	$41,784	$3,866	N/A

Cash Flows
	Year Ended October 31
	2005	2004
Cash Flows Used In Operating Activities	$(15,270)	$(4,925)
Cash Flows Used In Investing Activities	$(2,000)	$(564)
Cash Flows Provided By Financing Activities	$59,500	$12,500
Net Increase In Cash During Period	$42,230	$7,011

As at October 31, 2005, we had cash of $49,241 and a working capital surplus of $41,784. In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of OpenOffice 2.0.

The increases in our working capital at October 31, 2005 from our year ended October 31, 2004 are primarily a result of the increased proceeds from issuance of common stock. The increase in our cash used during the period ended on October 31, 2005, from the comparable periods of the preceding fiscal years are due to our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no significant revenue on October 31, 2005.

Future Financings

As of October 31, 2005, we had cash on hand of $49,241. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended October 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

We have $870 in revenues to date from our inception. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Property and Equipment

Property and equipment is recorded at cost and was being amortized on a straight-line basis over the estimated life of two years.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

The Company recognizes revenue from the sale of pre-packaged software products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of pre-packaged software products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are amortized based on their estimated useful life over three years. Internal costs related to the development of website content will be charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, ”Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employees services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the Implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

RISKS AND UNCERTAINTIES

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Continued Funding And The Successful Production, Marketing And Sales Of The OpenOffice Software Product.

We have incurred a net loss of $43,230 for the period from inception to October 31, 2005, and have earned no revenues to date. We expect to lose more money as we spend additional capital to continue to produce and market the OpenOffice software product, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $49,241 as of October 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $37,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures beyond the next twelve months and will require additional financing. Further marketing, production and manufacturing work will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

Our Short Operating History Makes our Business Difficult To Evaluate, Accordingly, We Have A Limited Operating History Upon Which To Base An Evaluation Of Our Business And Prospects.

Our business is in the early stage of development and we have not generated substantial revenues or profit to date. We commenced our operations on June 1, 2004. We are presently engaged in the production, marketing and sales of OpenOffice software. Unless we are able to secure adequate funding, we may not be able to successfully continue production and market the OpenOffice software product and our business will most likely fail. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. To date, we have done the following:

(i)	Completed organizational activities;
(ii)	Developed a business plan;
(iii)	Obtained interim funding;
(iv)	Engaged consultants for professional services;
(v)	Produced an initial version of an OpenOffice CD-Rom; and
(vi)	Developed an Internet website.

In order to establish ourselves as a distributor of OpenOffice software, we are dependent upon continued funding and the successful production, marketing and sales of the OpenOffice software product. Failure to obtain funding for continued production and marketing would result in us having difficulty establishing sales or achieving profitability. Investors should be aware of the increased risks, uncertainties, difficulties and expenses we face as a development stage company and our business may fail and investors may lose their entire investment.

We have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. These risks include: the initial completion of a developed product, the demand for the company’s product, the company’s ability to adapt to rapid technological change, the level of product and price competition, the company’s success in setting up and expanding distribution channels and whether the company can develop and market new products and control costs.

To address these risks, we must successfully implement our business plan and marketing strategies. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. We have no history of earning revenues and there is no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business.

Operating Results Are Difficult To Predict, With The Result That We May Not Achieve Profitability And Our Business May Fail.

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

  Our ability to successfully market OpenOffice products and attract customers;
  Our ability to generate revenue through the sales of OpenOffice products;
  The timing, cost and availability of other OpenOffice distributors comparable to ours;
  The amount and timing of costs relating to expansion of our operations;
  The announcement or introduction of competing distributors and products of competitors; and
  General economic conditions and economic conditions specific to the internet and electronic commerce.

The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of October 31, 2005, we had cash in the amount of approximately $49,241. Our total expenditures over the next twelve months are anticipated to be approximately $37,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of OpenOffice 2.0.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our October 31, 2005 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

We Will Rely On Our Internet Service Provider For The Operation Of Our Business, If The Quality Of Products And Services Provided By Our Internet Service Provider Falls Below A Satisfactory Standard, Our Business Could Be Harmed.

Our current state of technology involves utilizing commercially available licensed technology to operate our web portal, through Aacom Communications Corp., the host and monitor of our Website and our internet service provider.

We depend on our internet service provider for the following:

  we do not own a gateway onto the internet, but instead rely on an internet service provider to connect our website to the internet; and
  the website depends on operating system, database, and server software that has been developed, produced by third parties.

We are not substantially dependent on any third party. We have no formal agreements with our internet service provider and do not anticipate any difficulty in locating another internet service provider in the event we experience any disruption in service. However, if we are unable to locate another internet service provider within a sufficient amount of time, or if the quality of products and services provided by such third parties falls below a satisfactory standard, our business could be harmed. A disruption in service, whether due to internal technical or external factors, could result in customer dissatisfaction and loss of credibility. Also, our loss of or inability to maintain or obtain upgrades to certain licensed technology could result in delays in developing our systems until equivalent technology could be identified or developed, and integrated.

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business.

Our success is dependent in part on the services of certain key management personnel, including Peter J. Hoyle, our President, Secretary and Treasurer, and Lina Zhou, a member of our board of directors. We presently do not have any formal or written agreements with our key management personnel or any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

We may also experience difficulty in hiring and retaining highly skilled consultants with appropriate qualifications. We are materially dependent on our financial consultant. If we are unable to retain the services of this consultant, or if we are unable to attract a qualified employee or financial consultant, we may be unable to prepare financial statements, which could cause our business to fail. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Because Our Directors Have Only Agreed To Provide Their Services On A Part-Time Basis, They May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail.

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Hoyle, our President, and Ms. Zhou, a member of our board of directors, are not expected to spend a significant amount of time on our business. Mr. Hoyle expects to expend approximately 20 hours per week and Ms. Zhou expects to expend approximately 8 hours per month on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders. Should our business develop faster than anticipated, the officer and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

A Disruption In Our Hosting Services, Whether Due To Internal Technical Or External Factors, Could Result In Customer Dissatisfaction And Loss Of Credibility.

Substantially all of our communications software and hardware and computer hardware is expected to be hosted at a remote facility in Vancouver, British Columbia. The host’s systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the host’s implementation of network security measures, its servers may also be vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the hosts’ systems and similar disruptive problems. A disruption in service, whether due to internal technical or external factors, could result in customer dissatisfaction and loss of credibility. We do not have property and business interruption insurance to compensate for losses that may occur resulting from such problems.

We May Become Liable For Defects Or Licensing Issues That Arise In The OpenOffice Software And This Could Negatively Affect Our Business.

Since we are selling the OpenOffice software on CD-Rom, we may become liable for any defects that exist in the OpenOffice software, or any licensing issues that may arise, such as, but not limited to, patent and copyright disputes. If we are deemed to be liable for any defects or licensing issues, this will have a material adverse impact on our financial condition and results of operation.

We Have To Write-Off Obsolete Inventory Of Our OpenOffice CD-Roms And This Could Negatively Affect Our Business.

As of the date of this annual report, OpenOffice.org currently distributes stable version 2.0.1. Our CD-Rom inventory is at version 1.1.1 which may be missing vital updates from version 2.0.1. As a result of OpenOffice.org releasing version 2.0, our inventory at version 1.1.1 has become undesirable to customers because 2.0 is seen to have substantial improvements over the version 1.1 based distributions. Consequently, we have written off our OpenOffice.org version 1.1.1 CD-Roms to date in the amount of $2,524 subsequent to our fiscal year ended October 31, 2005.

Because We Are Significantly Smaller And Less Established Than Other Distributors of OpenOffice and Microsoft Office Competitors, We May Lack The Financial Resources Necessary To Compete Effectively And Sustain Profitability.

Our future success depends on our ability to compete effectively with other distributors of the OpenOffice software product and Microsoft Office. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial, technical, marketing, public relations, name recognition, and other resources than we have. While our objective is to continue to develop our products, if we do not compete effectively with current and future competitors, we may not generate enough revenue to be profitable. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment.

Increased competition may result in increased operating costs and the inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than us. As a result, such competitors may be able to attract potential customers away from us, and they may be able to devote greater resources to the development and promotion of their products than we can.

We Do Not Intend To Pay Dividends In The Near Future.

Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future.

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

(i)	the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply;

(ii)	the brokerage firm's compensation for the trade; and

(iii)	the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

(i)	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account; and

(ii)	a written statement of the investor's financial situation and investment goals.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

(i)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(ii)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(iii)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

Because Our Director And Officer Owns The Majority Of Our Company's Common Stock, He Has The Ability To Override The Interests Of The Other Stockholders.

Our President owns 56% of our outstanding common stock and serves as our Officer. Investors may find the corporate decisions influenced by our President are inconsistent with the interests of other stockholders. Sale of investors’ shares may be difficult or impossible as we only recently commenced trading on the Over the Counter Bulletin Board.

Though we are listed for a quotation on the Over the Counter Bulletin Board, buyers may be insufficient in numbers to allow for a robust market, and it may prove impossible to sell your shares. Our common stock has no prior market and resale of your shares may be difficult without considerable delay or impossible.

Enforcement Of Legal Process May Be Difficult.

All members of our Board of Directors and management reside in Canada. As well, our head office is located in Canada. Accordingly, service of process upon individuals related to us may be difficult or impossible to obtain within the United States. In addition, because all of our assets are located outside of the United States, any judgment obtained in the United States against us may not be collectible within the United States.

Our Business Is Exposed To Foreign Currency Fluctuations Causing Negative Changes In Exchange Rates To Result In Greater Costs.

A portion of our revenue, expenses and capital spending will be transacted in Canadian dollars. We do not have a foreign currency hedging program in place. Due to the unpredictable behavior of foreign currency exchange rate fluctuations we cannot assure that this will not have a material adverse impact on our financial condition and results of operation.

Our Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were recently incorporated on March 10, 2004, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ITEM 7.     FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
GA Computer Sciences Inc.

We have audited the accompanying balance sheets of GA Computer Sciences Inc. as of October 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ equity for the year ended October 31, 2005 and for the period from March 10, 2004 (Date of Inception) to October 31, 2004 and accumulated for the period from March 10, 2004 to October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of GA Computer Sciences Inc., as of October 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended October 31, 2005 and for the period from March 10, 2004 (Date of Inception) to October 31, 2004 and accumulated for the period from March 10, 2004 to October 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenue and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 3, 2006

GA Computer Sciences Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	October 31,
	2005	2004
	$	$

ASSETS
Current Assets
Cash	49,241	7,011
Inventory (Note 3)	–	2,688
Prepaid expenses	100	1,500
Total Current Assets	49,341	11,199
Property and Equipment (Note 4)	–	447
Intangible Assets (Note 5)	1,611	–
Total Assets	50,952	11,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	200	–
Accrued liabilities	4,700	4,700
Due to related party (Note 6(b))	2,657	2,633
Total Liabilities	7,557	7,333
Contingency and Commitment (Notes 1 and 9)
Stockholders’ Equity
Common Stock, 750,000,000 shares authorized, $ 0.001 par value
73,775,000 and 70,550,000 shares issued and outstanding, respectively	73,775	70,550
Additional Paid in Capital (Discount)	(1,775)	(58,050)
Donated Capital (Note 6(a))	14,625	5,625
Deficit Accumulated During the Development Stage	(43,230)	(13,812)
Total Stockholders’ Equity	43,395	4,313
Total Liabilities and Stockholders’ Equity	50,952	11,646

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	From		From
	March 10, 2004	For the	March 10, 2004
	(Date of Inception)	Year Ended	(Date of Inception)
	to October 31,	October 31,	to October 31,
	2005	2005	2004
	$	$	$

Revenue	870	870	–

Cost of goods sold	2,882	2,882	–

Gross Profit	(2,012)	(2,012)	–

Expenses

Amortization	647	530	117
Donated rent (Note 6(a))	4,875	3,000	1,875
Donated services (Note 6(a))	9,750	6,000	3,750
General and administrative	3,190	2,520	670
Impairment loss on equipment (Note 4)	306	306	–
Professional fees	22,450	15,050	7,400

Total Expenses	41,218	27,406	13,812

Net Loss For the Period	(43,230)	(29,418)	(13,812)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		70,650,000	3,300,000

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From		From
	March 10, 2004	For the	March 10, 2004
	(Date of Inception)	Year Ended	(Date of Inception)
	to October 31,	October 31,	to October 31,
	2005	2005	2004
	$	$	$

Operating Activities

Net loss for the period	(43,230)	(29,418)	(13,812)

Adjustments to reconcile net loss to cash:
Amortization	647	530	117
Donated services and expenses	14,625	9,000	5,625
Impairment loss on equipment	306	306	–
Write off of inventory	2,524	2,524	–

Change in operating assets and liabilities:
(Increase) decrease in inventory	(2,524)	164	(2,688)
(Increase) decrease in prepaid expenses	(100)	1,400	(1,500)
Increase in accounts payable and accruals	4,900	200	4,700
Increase in due to related party	2,657	24	2,633

Net Cash Used in Operating Activities	(20,195)	(15,270)	(4,925)

Investing Activities

Purchase of equipment	(564)	–	(564)
Website development costs	(2,000)	(2,000)	–

Net Cash Flows Used In Investing Activities	(2,564)	(2,000)	(564)

Financing Activities

Proceeds from issuance of common stock, net of
offering costs	72,000	59,500	12,500

Net Cash Flows Provided By Financing Activities	72,000	59,500	12,500

Increase in Cash	49,241	42,230	7,011

Cash - Beginning of Period	–	7,011	–

Cash - End of Period	49,241	49,241	7,011

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from March 10, 2004 (Date of Inception) to October 31, 2005
(Expressed in U.S. dollars)

					Deficit
			Additional		Accumulated
			Paid-in		During the
	Common		Capital	Donated	Development
	Stock	Amount	(Discount)	Capital	Stage	Total
	#	$	$	$	$	$

Balance – March 10, 2004 (Date of
Inception)	–	–	–	–	–	–

Issue of common stock for cash
at $0.0001/share
- October 20,2004	70,000,000	70,000	(63,000)	–	–	7,000

Issue of common stock for cash
at $0.01 per share
- October 20, 2004	550,000	550	4,950	–	–	5,500

Donated services and rent	–	–	–	5,625	–	5,625

Net loss for the period	–	–	–	–	(13,812)	(13,812)

Balance – October 31, 2004	70,550,000	70,550	(58,050)	5,625	(13,812)	4,313

Issue of common stock for cash
at $0.02 per share
- May 28, 2005	150,000	150	2,850	–	–	3,000

Issue of common stock for cash
at $0.02 per share
- July 8, 2005	500,000	500	9,500	–	–	10,000

Issue of common stock for cash
at $0.02 per share
- October 30, 2005	150,000	150	2,850	–	–	3,000

Issue of common stock for cash
at $0.02 per share
- October 31, 2005	2,425,000	2,425	46,075	–	–	48,500

Donated services and rent	–	–	–	9,000	–	9,000

Share issuance costs	–	–	(5,000)	–	–	(5,000)

Net loss for the period	–	–	–	–	(29,418)	(29,418)

Balance – October 31, 2005	73,775,000	73,775	(1,775)	14,625	(48,230)	43,395

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. dollars)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on March 10, 2004. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”. The Company is located in British Columbia, Canada and its principal business is the sale of software created by “Open Office” in pre-packaged shrink-wrapped standard compact disk jewel cases. The software included on the compact disks is also available directly over the Internet.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at October 31, 2005, the Company has accumulated losses of $48,230 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective October 13, 2005, to register 30,550,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also pursuant to the SB-2, the Company offered up to 5,000,000 common shares at a price of $0.02 per share for maximum proceeds of $100,000 to the Company. In October, 2005, the Company issued 2,575,000 shares of common stock at $0.02 per share for cash proceeds of $51,500 pursuant to the SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year- end is October 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis. The inventory consists of pre-packaged software products.

	g)	Property and Equipment

Property and equipment is recorded at cost and was being amortized on a straight-line basis over the estimated life of two years.

	h)	Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	i)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are amortized based on their estimated useful life over three years. Internal costs related to the development of website content will be charged to operations as incurred.

	j)	Financial Instruments

Financial instruments, which include, cash, prepaid expenses, accounts payable, accrued liabilities, and an amount due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	m)	Revenue Recognition

The Company recognizes revenue from the sale of pre-packaged software products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of pre-packaged software products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

	n)	Stock – Based Compensation

Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

	o)	Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncement (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share- based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3.	Inventory

As at October 31, 2005, the pre-packaged software products became obsolete with the development of a new version of the same software. The remaining value of $2,524 was written-off and charged to operations.

4.	Property and Equipment

			October 31,	October 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Equipment	564	564	–	447

The Company determined that equipment with a net book value of $306 was impaired during the current year. The respective equipment is no longer used in the sale of the Company’s pre-packaged software products.

5.	Intangible Asset

			October 31,	October 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Website development costs	2,000	389	1,611	–

6.	Related Party Transactions

a)

During the year ended October 31, 2005, the Company recognized a total of $6,000 (2004 - $3,750) for donated services at $500 per month and $3,000 (2004 - $1,875) for donated rent at $250 per month provided by the President of the Company.

b)

During the year ended October 31, 2005, the President of the Company incurred organizational and legal costs of $2,657 (2004 - $2,633) on behalf of the Company. This amount is non-interest bearing, unsecured and repayable on demand.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. dollars)

7.	Common Shares

a)

On January 17, 2006, the Company increased the number of authorized shares of common stock from 75,000,000 shares to 750,000,000 shares and correspondingly increased the number of issued and outstanding shares on a ten for one (10:1) basis. All share amounts have been retroactively adjusted for all periods presented.

	b)	On October 20, 2004, the Company issued 40,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $4,000 to the President of the Company.

	c)	On October 20, 2004, the Company issued 30,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $3,000.

	d)	On October 20, 2004 the Company issued 550,000 shares of common stock at a price of $0.01 per share for cash proceeds of $5,500.

	e)	On May 28, 2005, 150,000 common shares were issued to the President of the Company at a price of $0.02 per share for cash proceeds of $3,000.

	f)	On July 8, 2005, 500,000 common shares were issued to the President of the Company at price of $0.02 per share for cash proceeds of $10,000.

	g)	On October 31, 2005 the Company issued 2,575,000 shares of common stock at a price of $0.02 per share for cash proceeds of $51,500, pursuant to an SB-2 offering.

8.	Income Tax

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $25,000 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2024. For the periods ended October 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $6,914 and $1,836, respectively.

The components of the net deferred tax asset at October 31, 2005 and 2004, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	October 31,	October 31,
	2005	2004
	$	$

Net Operating Losses	25,000	5,400
Statutory Tax Rate	35%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	8,750	1,836
Valuation Allowance	(8,750)	(1,836)
Net Deferred Tax Asset	–	–

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of officers and directors, their present positions with our company, and their biographical information.

Name and Address of Director/Officer	Age	Position

Peter J. Hoyle	51	Chief Executive Officer, Chief Financial
1240 Glen Abbey Drive.		Officer, President, Secretary, Treasurer and
Burnaby, British Columbia		Director
Canada V5A 3Y4

Lina Zhou	36
8331 Cantley Road		Director
Richmond, British Columbia
Canada V7C 3R8

The directors named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was to be selected as a director or officer.

Biographical Information

Peter J. Hoyle - Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

Mr. Hoyle was employed for 22 years with Imperial Oil Limited within the Chemical Division until June 2000. Imperial Oil Limited is Canada's largest integrated oil company and is 70% owned by ExxonMobil Corporation. The Imperial Oil Limited Chemical Division supplies plastics and solvents to Canadian industry. Mr. Hoyle worked as a Western Region Sales Manager for the Chemical Division from 1987 to 2000. Mr. Hoyle's prior roles with Imperial Oil Limited included systems development and support, business analysis and customer service. During the past five years, Mr. Hoyle has and currently works part-time as a sole proprietor in the area of sales and marketing for several chemical companies in Western Canada. Mr. Hoyle became our President on March 10, 2004 and dedicates about 20 hours per week towards the management of our business.

Lina Zhou – Director

Ms. Zhou was employed as a Lab Manager for Active Chemicals Ltd. from 1994 to 1998. Active Chemicals Ltd. is a producer of water treatment and cleaning chemicals. Ms. Zhou graduated from the University of British Columbia MBA program in April 2000. From 2000 to 2005, she worked at HSBC Bank as commercial accounts officer. Ms Zhou subsequently left HSBC and is now employed by the Royal Bank of Canada. Ms. Zhou became a director of GA on February 1, 2005 and dedicates about 8 hours per month towards our business in an advisory role.

Significant Employees And Consultants

We have no significant employees other than Mr. Hoyle and Ms. Zhou. We rely on our outside consultants, Lancaster & David, Chartered Accountants, to assist in the preparation of our financial statements.

Committees Of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Terms Of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Code Of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on May 4, 2005, as amended. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance With Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on March 10, 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Peter J. Hoyle	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer & Director	2005 2004	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Lina Zhou	Director	2005 2004	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not currently have any employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended October 31, 2005, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided. We do currently do not have any agreements for the compensation of our consultants.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 26, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Peter J. Hoyle Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer & Director 1240 Glen Abbey Drive Burnaby, British Columbia Canada V5A 3Y4	39,650,000 Direct	56%
Common Stock	Lina Zhou Director 8331 Cantley Road Richmond, British Columbia Canada V7C 3R8	1,000,000	1%
Common Stock	All Officers and Directors as a Group (2 persons)	40,650,000	57%
5% STOCKHOLDERS
Common Stock	Peter J. Hoyle 1240 Glen Abbey Drive Burnaby, British Columbia Canada V5A 3Y4	39,650,000 Direct	56%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of January 17, 2006, we had 73,775,000 shares of common stock issued and outstanding.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT OCTOBER 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

On October 20, 2004, we issued 4,000,000 (pre-split) shares of our common stock to Mr. Hoyle at $0.001 per share for total consideration of $4,000. On February 1, 2005, Mr. Hoyle transferred 100,000 (pre-split) shares to Ms. Zhou. On May 28, 2005, we issued 15,000 (pre-split) shares of our common stock to Mr. Hoyle at $0.20 per share for total consideration of $3,000. On July 8, 2005, we issued 50, (pre-split) shares of our common stock to Mr. Hoyle at $0.20 per share for total consideration of $10,000. As of the date of this prospectus, Mr. Hoyle owns 3,965,000 (pre-split) shares of our common stock and Ms. Zhou owns 100,000 (pre-split) shares of our common stock. Both Mr. Hoyle and Ms. Zhou are affiliates of our company. Under the Securities Act of 1933, these shares can only be re-sold under the provisions of Rule 144.

ITEM 13.     EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Amendment to Articles of Incorporation.(1)
3.3	Certificate of Change to Articles of Incorporation.(2)
3.4	Bylaws.(1)
10.1	GNU General Public License (GPL).(1)
10.2	GNU Lesser General Public License (LGPL.(1)
10.3	Sun Industry Standards Source License (SISSL).(1)
14.1	Financial Code of Ethics.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on May 4, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 17, 2006.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended October 31, 2005 and October 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2005	Year Ended October 31, 2004
Audit Fees	$7,500	$3,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,500	$3,000

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GA COMPUTER SCIENCES INC.

Date:	January 27, 2006	By:	/s/ Peter J. Hoyle
PETER J. HOYLE
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 27, 2006	By:	/s/ Peter J. Hoyle
PETER J. HOYLE
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	January 27, 2006	By:	/s/ Lina Zhou
LINA ZHOU
Director