Form 10QSB
period 2006-01-31
GA Computer Sciences Inc.
filed 2006-03-17
CIK 1324207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ______________________ to ______________________

COMMISSION FILE NUMBER 000-51573

GA COMPUTER SCIENCES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-0848675
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

349 – 6540 East Hastings Street
Burnaby, British Columbia, Canada V5B 4Z5
(Address of principal executive offices)

(775) 881-3390
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 9, 2006, the Issuer had 73,775,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “GA Computer” mean GA Computer Sciences Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GA Computer Sciences Inc.
(A Development Stage Company)

January 31, 2006

GA Computer Sciences Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	October 31,
	2006	2005
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	39,646	49,241
Prepaid expenses	–	100

Total Current Assets	39,646	49,341

Intangible Assets (Note 3)	1,444	1,611

Total Assets	41,090	50,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,645	200
Accrued liabilities	5,850	4,700
Due to related party (Note 4(b))	–	2,657

Total Liabilities	10,495	7,557

Contingency and Commitment (Note 1)

Stockholders’ Equity

Common Stock, 750,000,000 shares authorized, $ 0.001 par value
73,775,000 shares issued and outstanding	73,775	73,775

Additional Paid in Capital (Discount)	(1,775)	(1,775)

Donated Capital (Note 4(a))	16,875	14,625

Deficit Accumulated During the Development Stage	(58,280)	(43,230)

Total Stockholders’ Equity	30,595	43,395

Total Liabilities and Stockholders’ Equity	41,090	50,952

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From	For the	For the
	March 10, 2004	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2006	2006	2005
	$	$	$

Revenue	870	–	–

Cost of goods sold	2,882	–	–

Gross Profit	(2,012)	–	–

Expenses

Amortization	814	167	71
Donated rent (Note 4(a))	5,625	750	750
Donated services (Note 4(a))	11,250	1,500	1,500
General and administrative	4,028	838	29
Impairment loss on equipment	306	–	–
Professional fees	34,245	11,795	3,000

Total Expenses	56,268	15,050	5,350

Net Loss For the Period	(58,280)	(15,050)	(5,350)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		73,775,000	70,550,000

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2006	2005
	$	$

Operating Activities

Net loss for the period	(15,050)	(5,350)

Adjustments to reconcile net loss to cash:
Amortization	167	71
Donated services and expenses	2,250	2,250

Change in operating assets and liabilities:
Decrease in prepaid expenses	100	–
Increase (decrease) in accounts payable and accruals	5,595	(750)
(Decrease) in due to related party	(2,657)	(11)

Net Cash Used in Operating Activities	(9,595)	(3,790)

Net Cash Flows Used In Investing Activities	–	–

Net Cash Flows Provided By Financing Activities	–	–

Decrease in Cash	(9,595)	(3,790)

Cash - Beginning of Period	49,241	7,011

Cash - End of Period	39,646	3,221

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2006
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at January 31, 2006, the Company has accumulated losses of $58,280 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Long-Lived Assets

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

	g)	Website Development Costs

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

	h)	Financial Instruments

The fair value of financial instruments, which include cash, prepaid expenses, accounts payable, accrued liabilities, and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

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

	j)	Interim Financial Statements

The interim financial statements as at January 31, 2006 and for the three month period then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Foreign Currency Translation

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

	l)	Revenue Recognition

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

	m)	Stock – Based Compensation

Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

	n)	Recent Accounting Pronouncement

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

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncement (continued)

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

3.	Intangible Assets

			January 31,	October 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Website development costs	2,000	556	1,444	1,611

4.	Related Party Transactions

a)

During the three month period ended January 31, 2006, the Company recognized a total of $1,500 (2004 - $1,500) for donated services at $500 per month and $750 (2004 - $750) for donated rent at $250 per month provided by the President of the Company.

b)

During the year ended October 31, 2005, the President of the Company incurred organizational and legal costs of $2,657 (2004 - $2,633) on behalf of the Company. During the three month period ended January 31, 2006, the President of the Company was reimbursed in full for these costs.

5.	Common Stock

On January 17, 2006, the Company increased the number of authorized shares of common stock from 75,000,000 shares to 750,000,000 shares and correspondingly increased the number of issued and outstanding shares on a ten for one (10:1) basis. All share amounts have been retroactively adjusted for all periods presented.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

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

Recent Corporate Developments

We experienced the following significant developments since the completion of our fiscal year ended October 31, 2005:

1.

We delayed the production of the latest version of OpenOffice, Version 2.0 while awaiting some minor updates. Those updates were completed in early March 2006. We have instructed our manufacturer, Aacom Communications Corp, to produce an initial batch of

Version 2.0.2 on CD-ROMs. The source of funds for the production run of OpenOffice Version 2.0.2 will be from the current cash reserve. We expect to have an updated version of OpenOffice.org version 2.0 available on CD-ROM in mid 2006.

2.

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

3.

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

4.	Our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “GACS” on December 2, 2005.

5.

In October 2005, OpenOffice.org, the developer of the OpenOffice suite of software that we distribute on CD-ROM, released an updated OpenOffice software version 2.0. As a result, our inventory of OpenOffice.org version 1.1.1 CD-ROM has become obsolete and we are required to update our CD-ROM to the latest version of OpenOffice software. We had written off $2,524 in inventory as a result of the software developments during the year ended October 31, 2005.

Website Development and Website Hosting

The development of our website, www.gacompsi.com, is complete and our website went online on April 1, 2005. Development was completed by Aacom Communications Corp. and the cost of the website development was $2,000. Our website allows our customers to purchase our distribution of the OpenOffice products for Windows CD-ROM online. Over the next twelve months the cost of hosting our website will be $1,200.

CD Layout and Replication Plan

As of the date of this Quarterly Report, OpenOffice.org has released Version 2.0 and currently distributes stable Version 2.0.2. Our CD-ROM inventory at Version 1.1.1 is missing significant software updates from the most recent stable version that is currently available. As OpenOffice.org has released Version 2.0, our inventory at Version 1.1.1 has become undesirable to customers because 2.0 is seen to have substantial improvements over the Version 1.1 based distributions. As a result, we wrote off our OpenOffice.org Version 1.1.1 CD-ROMs in the amount of $2,524 during the year ended October 31, 2005. Any inventory of Version 1.1.1 CD-ROMs is intended to be given away as a promotion. This is intended to provide us with the chance to obtain customer leads and allow potential future customers to see that OpenOffice is a viable alternative for Microsoft Office. We delayed the production of the latest version of OpenOffice, Version 2.0, while awaiting some minor updates. Those updates were completed in early March 2006. We have instructed our manufacturer, Aacom, to now produce an initial batch of Version 2.0.2 on CD-ROMs. The source of funds for the production run of OpenOffice Version 2.0.2 will be from the current cash reserve

Our distribution of OpenOffice Version 1.1.1 for Windows CD-ROM was laid out and replication was managed for us by Aacom Communications Corp. and the cost of the layout and replication was $2,500. We have manufactured approximately 2,000 OpenOffice version 1.1.1 for Windows CD-ROMs and we have sold 122 of the CD-ROMs.

Plan of Operation

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

Cash Requirements

During the next twelve months, our business plan is to continue to develop, maintain and promote OpenOffice to earn revenues from its sales. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue transition into OpenOffice version 2.0. In the absence of such financing, our business will fail. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business. We have no employees as of January 31, 2006. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Over the next twelve months, we plan to complete the following objectives within the time periods specified, subject to obtaining additional funding. We have enough cash to complete our initial production of 1,000 copies of OpenOffice version 2.0 CD-ROMs. We do not have enough funds to complete our plan of operation beyond the next twelve months.

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

Our total expenditures over the next twelve months are anticipated to be approximately $37,000. Our cash on hand as of January 31, 2006 is $39,646. We have sufficient cash on hand to pay the costs of transition into OpenOffice version 2.0 and its initial production. However, we will require additional financing in order to proceed with any additional work beyond marketing and initial manufacturing.

Since our inception on March 10, 2004 to January 31, 2006, we have raised $72,000 in equity financing via distributions of unregistered securities to investors pursuant to Regulation S of the Securities Act of 1933. During the next twelve months we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. No arrangements for additional funds have been completed. We expect that we can satisfy our cash requirements until January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
			Increase /
	At January 31, 2006	At October 31, 2005	(Decrease)
Current Assets	$39,646	$49,341	(19.6)%
Current Liabilities	$10,495	$7,557	38.9%
Working Capital (Deficit)	$29,151	$41,784	(30.2)%

Cash Flows
	Three Months Ended	Three Months Ended
	January 31, 2006	January 31, 2005
Cash Flows from (used in) Operating Activities	$(9,595)	$(3,790)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	--	--
Net Increase (decrease) in Cash During Period	$(9,595)	$(3,790)

As at January 31, 2006, we had cash of $39,646 and a working capital surplus of $29,151. In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of OpenOffice 2.0.

The decreases in our working capital at January 31, 2006 from October 31, 2005 are primarily a result of the increased professional fees in connection with our reporting obligations under the Securities Exchange Act of 1934 and as a result of an increase in accounts payable.

Future Financings

As of January 31, 2006, we had cash on hand of $39,646. Since our inception, we have used our common stock to raise money for our operations and related expenses. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended October 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended January 31, 2006 included in this Quarterly Report.

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

Revenue Recognition

The Company recognizes revenue from the sale of pre-packaged software products in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of pre-packaged software products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

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

We have incurred an accumulated net loss of $58,280 for the period from inception to January 31, 2006, and have earned nominal revenues to date. We expect to lose more money as we spend additional capital to continue to produce and market the OpenOffice software product, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment.

These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $39,646 as of January 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $37,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures beyond the next twelve months and will require additional financing. Further marketing, production and manufacturing work will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

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

To address these risks, we must successfully implement our business plan and marketing strategies. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. We have no history of earning significant revenues and there is no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business.

Operating Results Are Difficult To Predict, With The Result That We May Not Achieve Profitability And Our Business May Fail.

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

(i)	Our ability to successfully market OpenOffice products and attract customers;

(ii)	Our ability to generate revenue through the sales of OpenOffice products;

(iii)	The timing, cost and availability of other OpenOffice distributors comparable to ours;

(iv)	The amount and timing of costs relating to expansion of our operations;

(v)	The announcement or introduction of competing distributors and products of competitors; and

(vi)	General economic conditions and economic conditions specific to the internet and electronic commerce.

We believe that we can compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors. These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of January 31, 2006, we had cash in the amount of approximately $39,646. Our total expenditures over the next twelve months are anticipated to be approximately $37,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of OpenOffice 2.0.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our January 31, 2006 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

We depend on our internet service provider for the following:

-	we do not own a gateway onto the internet, but instead rely on an internet service provider to connect our website to the internet; and

-	the website depends on operating system, database, and server software that has been developed, produced by third parties.

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

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business.

Our success is dependent in part on the services of certain key management personnel, including Peter J. Hoyle, our sole officer and a member of our board of directors, and Lina Zhou, a member of our board of directors. We presently do not have any formal or written agreements with our key management personnel or any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Hoyle, our sole officer and a member of our board of directors,

and Ms. Zhou, a member of our board of directors, are not expected to spend a significant amount of time on our business. Mr. Hoyle expects to expend approximately 20 hours per week and Ms. Zhou expects to expend approximately 8 hours per month on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders. Should our business develop faster than anticipated, the officer and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

A Disruption In Our Hosting Services, Whether Due To Internal Technical Or External Factors, Could Result In Customer Dissatisfaction And Loss Of Credibility.

Substantially all of our communications software and hardware and computer hardware are expected to be hosted at a remote facility in Vancouver, British Columbia. The host’s systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the host’s implementation of network security measures, its servers may also be vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the hosts’ systems and similar disruptive problems. A disruption in service, whether due to internal technical or external factors, could result in customer dissatisfaction and loss of credibility. We do not have property and business interruption insurance to compensate for losses that may occur resulting from such problems.

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

Our President owns 53.6% of our outstanding common stock and serves as our officer. Investors may find the corporate decisions influenced by our President are inconsistent with the interests of other stockholders. Sale of investors’ shares may be difficult or impossible as we only recently commenced trading on the OTC Bulletin Board.

Though we are listed for a quotation on the OTC Bulletin Board, buyers may be insufficient in numbers to allow for a robust market, and it may prove impossible to sell your shares. Our common stock has no prior market and resale of your shares may be difficult without considerable delay or impossible.

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

Our Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We do not have a history of earnings. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ITEM 3.                CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Amendment to Articles of Incorporation.(1)

3.3	Certificate of Change to Articles of Incorporation.(2)

3.4	Bylaws.(1)

10.1	GNU General Public License (GPL).(1)

10.2	GNU Lesser General Public License (LGPL).(1)

10.3	Sun Industry Standards Source License (SISSL).(1)

14.1	Financial Code of Ethics.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on May 4, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 17, 2006.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended January 31, 2006:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of Form 8-K
2006/01/17	2006/01/17	Item 5.03 - Amendment to Articles of Incorporation; Item 8.01 - Change to Stock Trading Symbol.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GA COMPUTER SCIENCES INC.

Date:	March 15, 2006	By:	/s/ Peter J. Hoyle
PETER J. HOYLE
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)