Form 10QSB
period 2006-04-30
GA Computer Sciences Inc.
filed 2006-06-14
CIK 1324207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 12, 2006, the Issuer had 73,775,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “GA Computer” mean GA Computer Sciences Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GA Computer Sciences Inc.
(A Development Stage Company)
(unaudited)

April 30, 2006

GA Computer Sciences Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	April 30,	October 31,
	2006	2005
	$	$

ASSETS
Current Assets
Cash	22,329	49,241
Prepaid expenses	–	100
Total Current Assets	22,329	49,341
Intangible Assets (Note 3)	1,278	1,611
Total Assets	23,607	50,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	8,800	200
Accrued liabilities	–	4,700
Due to related party (Note 4(b))	–	2,657
Total Liabilities	8,800	7,557
Contingencies (Note 1)
Stockholders’ Equity
Common Stock, 750,000,000 shares authorized, $ 0.001 par value
73,775,000 shares issued and outstanding	73,775	73,775
Additional Paid in Capital (Discount)	(1,775)	(1,775)
Donated Capital (Note 4(a))	19,125	14,625
Deficit Accumulated During the Development Stage	(76,318)	(43,230)
Total Stockholders’ Equity	14,807	43,395
Total Liabilities and Stockholders’ Equity	23,607	50,952

(The accompanying notes are an integral part of these financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From	For the	For the	For the	For the
	March 10, 2004	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	870	–	–	–	–

Cost of goods sold	2,882	–	–	–	–

Gross Profit	(2,012)	–	–	–	–

Expenses

Amortization	980	166	70	333	141
Donated rent (Note 4(a))	6,375	750	750	1,500	1,500
Donated services (Note 4(a))	12,750	1,500	1,500	3,000	3,000
General and administrative	9,181	5,153	288	5,991	317
Impairment loss on equipment	306	–	306	–	306
Professional fees	44,714	10,469	2,500	22,264	5,500

Total Expenses	74,306	18,038	5,414	33,088	10,764

Net Loss For the Period	(76,318)	(18,038)	(5,414)	(33,088)	(10,764)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		73,775,000	70,550,000	73,775,000	70,550,000

(The accompanying notes are an integral part of these financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	April 30,	April 30,
	2006	2005
	$	$

Operating Activities
Net loss for the period	(33,088)	(10,764)
Adjustments to reconcile net loss to cash:
Amortization	333	141
Donated services and expenses	4,500	4,500
Impairment loss on equipment	–	306
Change in operating assets and liabilities:
Prepaid expenses	100	(100)
Accounts payable and accruals	3,900	500
Due to related party	(2,657)	(21)
Net Cash Used in Operating Activities	(26,912)	(5,438)
Net Cash Flows Used In Investing Activities	–	–
Net Cash Flows Provided By Financing Activities	–	–
Decrease in Cash	(26,912)	(5,438)
Cash - Beginning of Period	49,241	7,011
Cash - End of Period	22,329	1,573
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in U.S. dollars)
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at April 30, 2006, the Company has accumulated losses of $76,318 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in U.S. dollars)
(unaudited)

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

The fair value of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The interim unaudited financial statements as at April 30, 2006 and for the six month period then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

GAComputer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in U.S. dollars)
(unaudited)

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2006
(Expressed in U.S. dollars)
(unaudited)

3.	Intangible Assets

			April 30,	October 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Website development costs	2,000	722	1,278	1,611

4.	Related Party Transactions

a)

During the six month period ended April 30, 2006, the Company recognized a total of $3,000 (2005 - $3,000) for donated services at $500 per month and $1,500 (2005 - $1,500) for donated rent at $250 per month provided by the President of the Company.

b)

During the year ended October 31, 2005, the President of the Company incurred organizational and legal costs of $2,657 on behalf of the Company. During the six month period ended April 30, 2006, the President of the Company was reimbursed in full for these costs.

5.	Common Stock

On January 17, 2006, the Company increased the number of authorized shares of common stock from 75,000,000 shares to 750,000,000 shares and correspondingly increased the number of issued and outstanding shares on a ten for one (10:1) basis. All share amounts have been retroactively adjusted for all periods presented.

6.	Subsequent Event

On May 16, 2006, the Company received a loan of $75,000 secured by a promissory note. The loan bears interest at 8% per annum and matures on November 16, 2006.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

OVERVIEW

We are a development stage company in the business of producing, marketing and selling OpenOffice computer software on CD-ROM media. OpenOffice is open-source software that is competitive software to Microsoft Office. OpenOffice contains word processor, spreadsheet, presentation, drawing and database tools. Our plan of operation is to produce CD-ROMs that contain a version of the OpenOffice software that runs under Microsoft Windows. We market and sell these CD-ROMs via our website at “www.gacompsi.com”. We do not develop the OpenOffice software ourselves. The OpenOffice software is developed by a worldwide community of volunteers and corporately sponsored software developers. The OpenOffice software uses licenses known as GPL, LGPL and SISSL that allow us to distribute the software free of charge to us. We conduct our business through agreements with consultants and arms-length third parties.

We have earned only minimal revenues to date. We do not anticipate earning significant revenues until such time as we further complete the marketing, promotion and production of our product. We estimate that we will be required to spend an additional $8,000 to market and manufacture our product over the next twelve months. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our products or that the revenues generated will exceed our operating costs.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since the completion of our fiscal quarter ended January 31, 2006:

1.	On May 30, 2006, Lina Zhou resigned as a member of our Board of Directors. John Boschert was appointed as a member of the Board of Directors of the Company in her place.

2.

In January, 2006, we entered into negotiations for the acquisition of VitaVea AG (“VitaVea”), a company based in Germany, which is engaged in the production and sale of food supplements. Under the terms of the proposed acquisition, we would issue a substantial number of our common stock in exchange for 100% of the shares of VitaVea. Our negotiations with VitaVea are ongoing. We can provide no assurance that the negotiations for the acquisition of VitaVea will be successful.

3.

In April, 2006, we obtained a trial production run of 20 copies of Open Office version 2.0.2 CD-ROM’s from our manufacturer, Aacom Communications Corp. This small production run was produced as a trial run to allow us to verify the quality of the production and the graphics quality. We will produce additional batches of Open Office version 2.0.2 CD- ROM’s as demand requires.

4.

Effective May 16, 2006, we entered into a loan agreement with Blackpointe Holdings Inc, a Turks and Caicos Islands company, for $75,000, with interest payable at a rate of 8% per annum.. The loan is unsecured and is repayable by November 16, 2006.

PLAN OF OPERATION

We are a development stage company in the business of producing, marketing and selling OpenOffice computer software on CD-ROM media. We have earned only minimal revenues to date. We do not anticipate earning significant revenues until such time as we further complete the marketing, promotion and production of our product. We estimate that we will be required to spend an additional $8,000 to market and manufacture our product over the next twelve months.

The following is a brief summary of our plan of operation for the next twelve months:

1.	Give away all remaining copies of OpenOffice version 1.1 CD-ROMs in inventory for promotional purposes;

2.	Further market and promote OpenOffice version 2.0.2; and

3.	Produce additional copies of OpenOffice version 2.0.2 CD-ROMs as demanded and necessary.

In April, 2006, we had our manufacturer, Aacom Communications Corp., produce 20 copies of OpenOffice version 2.0.2 CD-ROMs. We will have them produce additional batches of version 2.0.2 CD-ROMs, or follow up releases, as demand requires.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$17,000
Office Expenses	$12,000
Marketing and Manufacturing	$8,000
TOTAL	$37,000

Our cash on hand as of April 30, 2006 was $22,329. Effective May 16, 2006, we obtained an unsecured loan for $75,000, with interest payable at a rate of 8% per annum, maturing on November 16, 2006. As a result, we currently have sufficient funds to finance our operations for at least the next two fiscal quarters. However, we will require additional financing in order to proceed with our business beyond that point.

Any additional financing is expected to be in the form of equity financing as we do not expect to be able to obtain long term debt financing on terms that are sufficiently favorable to us. However, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain additional financing when required.

RESULTS OF OPERATIONS

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

Our expenses for the three months and six months ended April 30, 2006 were $18,038 and $33,088 respectively. These amounts were a significant increase over our expenses of $5,414 and $10,764 for the respective three and six month periods ended April 30, 2005. This increase is largely attributable to increases in the amounts incurred by us in respective of administrative expenses and professional fees related to meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$22,329	$49,341	(54.7)%
Current Liabilities	$8,800	$7,557	16.4%
Working Capital (Deficit)	$13,529	$41,784	(67.6)%

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2006	April 30, 2005
Cash Flows from (used in) Operating Activities	$(26,912)	$(5,438)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	--	--
Net Increase (decrease) in Cash During Period	$(26,912)	$(5,438)

As at April 30, 2006, we had cash of $22,329 and a working capital surplus of $13,529. Over the next twelve months, we anticipate spending approximately $37,000 in pursuing our plan of operation and in meeting the costs of operating our business and meeting our ongoing reporting obligations under US securities laws. In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of OpenOffice 2.0.

Effective May 16, 2006, we obtained short-term debt financing in the amount of $75,000. The loan matures on November 16, 2006 and earns interest at a rate of 8% per annum. As a result, we have sufficient funds to finance our operations for at least the next two fiscal quarters. However, we do not anticipate earning sufficient revenues over the next twelve months to repay this loan or to pay for our anticipated financial needs. As such, we will need additional financing within the next twelve months.

We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue transition into OpenOffice version 2.0.2. In the absence of such financing, our business will fail.

Since our inception, we have used our common stock to raise money for our operations and related expenses. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended October 31, 2005 that there is substantial doubt that we will be able to continue as a going concern. This may negatively impact our ability to obtain additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended April 30, 2006 included in this Quarterly Report.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

We recognize revenue from the sale of pre-packaged software products in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of pre-packaged software products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of our April 30, 2006 financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website Development Costs

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs, we follow the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

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

We have incurred an accumulated net loss of $76,318 for the period from inception to April 30, 2006, and have earned nominal revenues to date. We expect to lose more money as we spend additional capital to continue to produce and market the OpenOffice software product, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $22,329 as of April 30, 2006. We anticipate spending approximately $37,000 over the next twelve months on the development and marketing of our products and general, legal, accounting and administrative expenses associated with our being a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures beyond the next twelve months and will require additional financing. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues or obtain additional financing, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

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

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of April 30, 2006, we had cash in the amount of $22,329. We anticipate spending approximately $37,000 over the next twelve months on the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of OpenOffice 2.0.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our April 30, 2006 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business.

Our success is dependent in part on the services of certain key management personnel, including Peter J. Hoyle, our sole officer and a member of our board of directors, and John

Boschert, a member of our board of directors. We presently do not have any formal or written agreements with our key management personnel or any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Hoyle, our sole officer and a member of our board of directors, and Mr. Boschert, a member of our board of directors, are not expected to spend a significant amount of time on our business. Mr. Hoyle expects to expend approximately 20 hours per week and Mr. Boschert expects to expend approximately 8 hours per month on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders. Should our business develop faster than anticipated, the officer and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

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

Our President owns 53.7% of our outstanding common stock and serves as our officer. Investors may find the corporate decisions influenced by our President are inconsistent with the interests of other stockholders. Sale of investors’ shares may be difficult or impossible as we only recently commenced trading on the OTC Bulletin Board.

Although we are listed for a quotation on the OTC Bulletin Board, buyers may be insufficient in numbers to allow for a robust market, and it may prove impossible to sell your shares. Our common stock has no prior market and resale of your shares may be difficult without considerable delay or impossible.

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

ITEM 3.                     CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

None.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                     OTHER INFORMATION.

None.

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Amendment to Articles of Incorporation.(1)

3.3	Certificate of Change to Articles of Incorporation.(2)

3.4	Bylaws.(1)

10.1	GNU General Public License (GPL).(1)

10.2	GNU Lesser General Public License (LGPL).(1)

10.3	Sun Industry Standards Source License (SISSL).(1)

10.4	Loan Agreement with Blackpointe Holdings Inc.

14.1	Financial Code of Ethics.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on May 4, 2005, as amended.

(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 17, 2006.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended April 30, 2006:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of Form 8-K
2006/05/30	2006/05/31	Item 5.02 - Resignation of Lina Zhou as a Director and Appointment of John Boschert as a Director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GA COMPUTER SCIENCES INC.

Date:	June 13, 2006	By:	/s/ Peter J. Hoyle
PETER J. HOYLE
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)