Form 10QSB
period 2006-07-31
GA Computer Sciences Inc.
filed 2006-09-13
CIK 1324207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ____________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 11, 2006, the Issuer had 74,363,235 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company” and “GA Computer” mean GA Computer Sciences Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GA Computer Sciences Inc.
(A Development Stage Company)

July 31, 2006

GA Computer Sciences Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	July 31,	October 31,
	2006	2005
	$	$

ASSETS

Current Assets

Cash	55,920	49,241
Inventory (Note 3)	225	–
Prepaid expenses	–	100
Total Current Assets	56,145	49,341

Intangible Assets (Note 4)	1,111	1,611
Total Assets	57,256	50,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	11,588	200
Accrued liabilities	1,549	4,700
Due to related party (Note 5(b))	–	2,657
Note payable (Note 6)	75,000	–
Total Liabilities	88,137	7,557

Contingencies (Note 1)

Subsequent Events (Note 7)

Stockholders’ Equity (Deficit)
Common Stock, 750,000,000 shares authorized, $ 0.001 par value
73,775,000 shares issued and outstanding	73,775	73,775

Additional Paid in Capital (Discount)	(1,775)	(1,775)

Donated Capital (Note 5(a))	21,375	14,625

Deficit Accumulated During the Development Stage	(124,256)	(43,230)
Total Stockholders’ Equity (Deficit)	(30,881)	43,395
Total Liabilities and Stockholders’ Equity (Deficit)	57,256	50,952

(The accompanying notes are an integral part of these financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From	For the	For the	For the	For the
	March 10, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	892	22	453	22	453

Cost of goods sold	2,907	275	152	(275)	152

Gross Profit	(2,015)	(253)	301	(253)	301

Expenses

Amortization	1,147	167	222	500	363
Donated rent (Note 5(a))	7,125	750	750	2,250	2,250
Donated services (Note 5(a))	14,250	1,500	1,500	4,500	4,500
General and administrative	22,052	12,621	468	18,612	785
Impairment loss on equipment	306	–	–	–	306
Professional fees	77,361	32,647	3,950	54,911	9,450

Total Expenses	122,241	47,685	6,890	80,773	17,654

Net Loss For the Period	(124,256)	(47,938)	(6,589)	(81,026)	(17,353)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		73,775,000	7,078,000	73,775,000	7,120,000

(The accompanying notes are an integral part of these financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2006	2005
	$	$

Operating Activities

Net loss for the period	(81,026)	(17,353)

Adjustments to reconcile net loss to cash:
Amortization	500	363
Donated services and expenses	6,750	6,750
Impairment loss on equipment	–	306
Write off of inventory	250	–

Change in operating assets and liabilities:
Inventory	(475)	69
Prepaid expenses	100	(100)
Accounts payable and accruals	8,237	200
Due to related party	(2,657)	(2)

Net Cash Used in Operating Activities	(68,321)	(9,767)

Investing Activities
Purchase of equipment	–	–
Website development costs	–	(2,000)

Net Cash Used In Investing Activities	–	(2,000)

Financing Activities
Proceeds from Note payable	75,000	–
Proceeds from issuance of common stock	–	13,000

Net Cash Provided By Financing Activities	75,000	13,000

Increase in Cash	6,679	1,233

Cash - Beginning of Period	49,241	7,011

Cash - End of Period	55,920	8,244

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2006
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at July 31, 2006, the Company has accumulated losses of $124,256 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective October 13, 2005, to register 30,550,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. Also pursuant to the SB-2, the Company offered up to 5,000,000 common shares at a price of $0.02 per share for maximum proceeds of $100,000 to the Company. In October 2005, the Company issued 2,575,000 shares of common stock at $0.02 per share for cash proceeds of $51,500 pursuant to the SB-2.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2006
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

The fair value of financial instruments, which include cash, inventory, prepaid expenses, accounts payable, accrued liabilities due to related party, and notes payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The interim unaudited financial statements as at July 31, 2006 and for the nine month period then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2006
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

	m)	Stock-based Compensation

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

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

GA Computer Sciences Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2006
(Expressed in U.S. dollars) (unaudited)

3.	Inventory

As at July 31, 2006, Version 2.0 of the pre-packaged software products became obsolete with the development of Version 2.02 of the same software. Version 2.0 inventory of $250 was written-off and charged to operations.

4.	Intangible Assets

			July 31,	October 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Website development costs	2,000	889	1,111	1,611

5.	Related Party Transactions

a)

During the nine month period ended July 31, 2006, the Company recognized a total of $4,500 (2005 - $4,500) for donated services at $500 per month and $2,250 (2005 - $2,250) for donated rent at $250 per month provided by the President of the Company.

b)

During the year ended October 31, 2005, the President of the Company incurred organizational and legal costs of $2,657 on behalf of the Company. During the nine month period ended July 31, 2006, the President of the Company was reimbursed in full for these costs.

6.	Notes Payable

On May 16, 2006, the Company received $75,000 pursuant to a loan agreement. The principle sum of $75,000, together with interest accrued at the rate of 8% per annum, is unsecured, and due on November 16, 2006. During the period ended July 31, 2006, the Company accrued interest of $1,249, which is included in accrued liabilities.

7.	Subsequent Events

a)

On August 4, 2006, the Company entered into an agreement to purchase a 100% interest in Vitavea AG (“Vitavea”). Vitavea is a company based in Neukirchen-Vluyn, Germany, engaged in the business of manufacturing, marketing and distributing nutritional supplements. Under the terms of the agreement, the Company will pay 300,000 EUROS on or before August 15, 2006 and issue a total of 34,350,000 shares of its common stock to the shareholders of Vitavea in exchange for all of the outstanding shares of Vitavea. In addition, the Company’s Chief Executive Officer and a former director of the Company, will transfer 40,650,000 shares of the Company’s common stock to the principal shareholder of Vitavea at a price of $10,000. On August 29, 2006, Vitavea extended the payment of the 300,000 EUROS from August 15, 2006 to September 15, 2006.

b)

On August 29, 2006, the Company completed a private placement offering and issued 588,235 units at a price of $1.70 per unit for gross proceeds of $1,000,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of the Company’s common stock for $1.70 per share for a period of two years.

	c)	On August 31, 2006, the Company entered into a loan agreement with Vitavea to loan $1,000,000 to Vitavea. The loan bears interest at 8% per annum, is unsecured, and due on or before August 31, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

OVERVIEW

We are currently in the business of producing, marketing and selling OpenOffice computer software on CD-ROM media. OpenOffice is open-source software that is competitive software to Microsoft Office. OpenOffice contains word processor, spreadsheet, presentation, drawing and database tools.

On August 4, 2006, we entered into a share purchase agreement (the “Share Purchase Agreement”) to acquire all of the outstanding shares of Vitavea AG (“Vitavea”), a company based in Germany and engaged in the business of manufacturing, marketing and distributing nutritional supplements. If we are successful in completing the acquisition of Vitavea, of which there are no assurances, we may discontinue our software business in order to focus our resources on the development of Vitavea’s business.

The Vitavea Share Purchase Agreement

Pursuant to the terms of the Share Purchase Agreement, we have agreed to pay an aggregate EUR 300,000 and issue an aggregate of 34,350,000 shares of our common stock in exchange for all of the outstanding shares of Vitavea. The Share Purchase Agreement originally called for us to make the EUR 300,000 payment by August 15, 2006, however the payment date has been extended to September 15, 2006.

Closing of the acquisition of Vitavea is subject to a number of conditions, including the completion of our due diligence investigations.

In addition to our acquisition of Vitavea, the Share Purchase Agreement provides for the sale by Peter Hoyle, a member of our Board of Directors and currently our sole executive officer, and Lina Zhou, a former member of our Board of Directors, of an aggregate of 40,650,000 shares of our common stock to WKB Beteiligungsgesellschaft mbH (“WKB”), the principal shareholder of Vitavea, at an aggregate sale price of $10,000. Upon completion of the transactions set out in the Share Purchase Agreement, it is expected that WKB will be the holder of a majority of our outstanding common stock.

The shares to be issued by us under the Share Purchase Agreement will be issued pursuant to Regulation S of the Securities Act of 1933 based upon representations made by the shareholders of Vitavea that they are not “U.S. persons” as defined in Regulation S.

RECENT CORPORATE DEVELOPMENTS

In addition to entering into the Share Purchase Agreement to acquire Vitavea, the following significant developments have occurred since the completion of our last fiscal quarter:

1.

Effective May 16, 2006, we entered into a loan agreement with Blackpointe Holdings Inc, a Turks and Caicos Islands company, for $75,000, with interest payable at a rate of 8% per annum. The loan is unsecured and is repayable by November 16, 2006.

2.	On May 30, 2006, Lina Zhou resigned as a member of our Board of Directors. John Boschert was appointed as a member of the Board of Directors of the Company in her place.

3.

On August 29, 2006, we completed a private placement of 588,235 units at a price of $1.70 per unit for total proceeds of $1,000,000. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $1.70 per share for a period of two years from the date of closing. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. We did not engage in a distribution of this offering in the United States. The investor represented to us that it was not a US person as defined in Regulation S, and provided representations indicating that it was acquiring our securities for investment purposes only and not with a view towards distribution. No underwriting discounts or commissions were involved.

4.

On August 31, 2006, we used the funds obtained from the above private placement to advance a loan in the amount of $1,000,000 to Vitavea. The loan is repayable in two years and accrues interest at a rate of 8% per annum. The loan to Vitavea is unsecured.

PLAN OF OPERATION

Although we are currently still pursuing the following plan of operation, if we are successful in completing the acquisition of Vitavea, of which there are no assurances, we may discontinue our software business in order to focus our resources on developing the business of Vitavea.

We are currently in the business of producing, marketing and selling OpenOffice computer software on CD-ROM media. We have earned only minimal revenues to date. We do not anticipate earning significant revenues until such time as we further complete the marketing, promotion and production of our product. We estimate that we will be required to spend an additional $8,000 to market and manufacture our product over the next twelve months.

The following is a brief summary of our plan of operation for our software business for the next twelve months:

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

We anticipate that we will incur the following expenses in operating our software business over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$17,000
Office Expenses	$12,000
Marketing and Manufacturing	$8,000
TOTAL	$37,000

In addition to the above, under the terms of the Share Purchase Agreement, we need to pay EUR 300,000 to WKB by September 15, 2006. Our cash on hand as of July 31, 2006 was $55,920. Although we have sufficient funds to cover the anticipated costs of operating our business over the next three months, we will need additional financing to make the EUR payment to WKB and to repay the loan from Blackpointe Holdings. As such, we are in need of substantial financing.

Any additional financing is expected to be in the form of equity financing as we do not expect to be able to obtain long term debt financing on terms that are sufficiently favorable to us. However, we do not have any additional financing arrangements in place and there are no assurances that we will be able to obtain additional financing when required.

RESULTS OF OPERATIONS

Revenues

We have only earned nominal revenues to date and we do not anticipate earning significant revenues in the near future.

Expenses

Our expenses for the three months and nine months ended July 31, 2006 were $47,685 and $80,773 respectively. These amounts were a significant increase over our expenses of $6,890 and $17,654 for the respective three and nine month periods ended July 31, 2005. This increase is largely attributable to increases in the amounts incurred by us in respective of administrative expenses and professional fees related to meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$56,145	$49,341	13.7%
Current Liabilities	$(88,137)	$(7,557)	1,066.3%
Working Capital (Deficit)	$(31,992)	$41,784	(176.6)%

Cash Flows
	Nine months Ended	Nine months Ended
	July 31, 2006	July 31, 2005
Cash Flows from (used in) Operating Activities	$(68,321)	$(9,767)
Cash Flows from (used in) Investing Activities	--	$(2,000)
Cash Flows from (used in) Financing Activities	$75,000	$13,000
Net Increase (decrease) in Cash During Period	$6,679	$1,233

As at July 31, 2006, we had cash of $55,920 and a working capital deficit of $31,992. Over the next twelve months, we anticipate spending approximately $37,000 in pursuing our plan of operation for our software business and in meeting the costs of operating our business and meeting our ongoing reporting obligations under US securities laws. In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of OpenOffice 2.0.2.

Effective May 16, 2006, we obtained short-term debt financing in the amount of $75,000. The loan matures on November 16, 2006 and earns interest at a rate of 8% per annum. As a result, we have sufficient funds to finance our operations for at least the fiscal quarter. However, we do not anticipate earning sufficient revenues over the next fiscal quarter to repay this loan or to pay for our anticipated financial needs.

We completed a private placement financing of $1,000,000 on August 29, 2006. The proceeds of this financing were used to advance a loan in the amount of $1,000,000 to Vitavea. The loan to Vitavea earns interest at a rate of 8% per annum and matures on August 31, 2008.

We require substantial financing. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in obtaining equity financing, our existing shareholders will experience dilution of their interests in our company. We do not have any financing arranged and we cannot provide investors with any assurances that we will be able to raise sufficient financing to complete our business plan. In the absence of such financing, our business will fail.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at July 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended July 31, 2006 included in this Quarterly Report.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

We recognize revenue from the sale of pre-packaged software products in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of the sale of pre-packaged software products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of our July 31, 2006 financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website Development Costs

We recognize the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Relating to website development costs, we follow the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs.”

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

We have incurred an accumulated net loss of $124,256 for the period from inception to July 31, 2006, and have earned only nominal revenues to date. We expect to lose more money as we spend additional capital to continue to produce and market the OpenOffice software product, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We presently do not have sufficient cash on hand to meet our anticipated needs for the next twelve months and will require additional financing. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

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

Our business is in the early stage of development and we have not generated substantial revenues or profit to date. We are presently engaged in the production, marketing and sales of OpenOffice software. Unless we are able to secure adequate funding, we may not be able to successfully continue production and marketing of the OpenOffice software product and our business will most likely fail. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. To date, we have done the following:

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

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

(i)	the bid and offer price quotes in and for the "penny stock,” and the number of shares to which the quoted prices apply;

(ii)	the brokerage firm's compensation for the trade; and

(iii)	the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

(i)	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account; and

(ii)	a written statement of the investor's financial situation and investment goals.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Legal remedies, which may be available to you as an investor in "penny stocks,” are as follows:

(i)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back.

(ii)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(iii)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

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

On August 29, 2006, we completed a private placement financing for total proceeds of $1,000,000. A description of this private placement is contained in Part I, Item 2 of this Form 10-QSB under the heading “Recent Corporate Developments.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Amendment to Articles of Incorporation.(1)
3.3	Certificate of Change to Articles of Incorporation.(2)
3.4	Bylaws.(1)
10.1	GNU General Public License (GPL).(1)
10.2	GNU Lesser General Public License (LGPL).(1)
10.3	Sun Industry Standards Source License (SISSL).(1)
10.4	Loan Agreement with Blackpointe Holdings Inc.(3)
10.5	Share Purchase Agreement among GA Computer Science Inc., Vitavea AG, WKB Beteiligungsgesellschaft mbH, Crystalwood Holdings Ltd., Peter J. Hoyle and Lina Zhou, dated for reference the 31st day of July, 2006.(4)
10.6	Letter from WKB Beteiligungsgesellshaft mbH dated August 23, 2006.(5)
10.7	Loan Agreement between GA Computer Sciences Inc. and Vitavea AG dated as of August 31, 2006.(5)

Exhibit
Number	Description of Exhibits
10.8	Promissory Note executed by Vitavea AG as of August 31, 2006.(5)
14.1	Financial Code of Ethics.(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on May 4, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 17, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on June 14, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 9, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GA COMPUTER SCIENCES INC.

Date:	September 13, 2006	By:	/s/ Peter J. Hoyle
PETER J. HOYLE
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)