Form 10KSB
period 2006-10-31
VITAVEA INC.
filed 2007-02-13
CIK 1324207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-51573

VITAVEA INC.
(Name of small business issuer in its charter)

NEVADA	20-0848675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1323 Lincoln Street, #204
Bellingham, WA 98229
(Address of principal executive offices)

(360) 483-8248
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.): $39,926,610 based on a price of $1.17 per share, being the average of the closing bid and ask price for the Company’s common stock as quoted on the OTC Bulletin Board on October 30, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 109,625,308 Shares of Common Stock as of January 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

VITAVEA INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2006

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Vitavea,” and the “Company” mean Vitavea Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on March 10, 2004 under the laws of the State of Nevada under the name “GA Computer Sciences Inc.” On January 17, 2006, we completed a 10-for-1 split of our common stock. As a result of the stock split, our authorized share capital increased from 75,000,000 shares of common stock, with a par value of $0.001 per share, to 750,000,000 shares of common stock, with a par value of $0.001 per share. The number of shares of our common stock issued and outstanding increased from 7,377,500 shares to 73,775,000 shares immediately after the stock split.

Effective November 13, 2006, we completed the acquisition of a 100% ownership interest of Vitavea AG. The acquisition of Vitavea AG was completed pursuant to the terms of the share purchase agreement dated effective as of July 31, 2006 (the “Share Purchase Agreement”) among us, Vitavea AG, WKB Beteiligungsgesellschaft mbH (“WKB”), Crystalwood Holdings Ltd. (“Crystalwood”), Peter J. Hoyle and Lina Zhou.

Under the terms of the Share Purchase Agreement, we acquired all of the outstanding shares of Vitavea AG from WKB and Crystalwood and, in exchange, we issued the following shares of our common stock:

	Shares of Vitavea AG Acquired	Shares of Our Common Stock Issued
WKB Beteiligungsgesellschaft mbH	45,500	31,258,500
Crystalwood Holdings Ltd.	4,500	3,091,500
Total:	50,000 shares	34,350,000 shares

Also, WKB acquired an additional 40,650,000 shares of our common stock from Mr. Hoyle and Ms. Zhou at an aggregate price of $10,000 in accordance with the terms of the Share Purchase Agreement.

Prior to acquiring Vitavea, we had been engaged in the business of producing, marketing and selling OpenOffice computer software on CD-ROM. We produced CD-ROM’s of OpenOffice software and marketed and sold the discs via the Internet, through our website at www.gacompsi.com. Now that we have acquired all of the outstanding shares of Vitavea, we have discontinued our software business in order to focus our resources on developing Vitavea’s nutritional supplements business.

Effective November 27, 2006, we changed our name from “GA Computer Sciences Inc.” to “Vitavea Inc.” in order to more accurately reflect our current business operations.

VITAVEA AG

Vitavea AG was formed on March 31, 2004 under the laws of the Federal Republic of Germany. Vitavea AG is engaged in the business of marketing and distributing nutritional supplements.

Currently, Vitavea AG is focusing on marketing three nutritional supplements that it calls MENTAL VIT, MENTAL VIT Junior and Oliva Vital.

In addition, Vitavea AG holds a patent for a chemical composition that it hopes to be able to develop into an approved drug to be used to assist in the maintenance of blood sugar levels. Vitavea AG hopes to begin the drug approval process sometime in 2007.

Mental Vit and Mental Vit Junior

Vitavea AG has developed two nutritional supplements called MENTAL VIT and MENTAL VIT Junior that it intends to sell in Germany.

Vitavea AG has developed MENTAL VIT and MENTAL VIT Junior to provide a balanced combination of nutrients essential to a healthy body. Vitamins, minerals and other trace elements play a vital role in maintaining a healthy body. These substances are used by the body to convert food into energy, to promote tissue and cell growth, to build and maintain the body’s immune system, to produce vital hormones and enzymes, and to detoxify the body. However, the human body is incapable of producing many of these vitamins, minerals and trace elements on its own. In addition, although the variety of foods available for consumption is greater than ever before, it is still extremely difficult for people to maintain the proper nutritional balance through choice of foods alone. MENTAL VIT and MENTAL VIT Junior are designed to bridge this gap.

MENTAL VIT is a nutritional supplement containing 26 important vitamins, minerals and trace elements, designed to meet a body’s needs. In addition, MENTAL VIT provides a full daily dosage of important anti-oxidants and carotenoids. MENTAL VIT is designed to deliver the body with key nutrients essential to a healthy body. In addition, MENTAL VIT’s combination of key nutrients can counteract the ageing process and increase mental and physical functioning.

MENTAL VIT Junior is a special formulation designed by Vitavea AG specifically for children and teenagers under the age of 16.

Oliva Vital

Oliva Vital is a nutritional supplement based upon oleuropein, an olive oil extract found in the bark, roots, leaves and fruit of the olive tree. This natural substance helps to make the olive tree resistant against parasites and diseases. When ingested, oleuropein can act as a boost to the body’s immune system, strengthening its ability to resist viruses and bacteria. In addition, oleuropein can have an important antioxidant effect, shielding the body against the damage caused by free radicals. Oliva Vital also contains L-Carnitine, a substance that can assist the fat-burning process and help promote the circulation of blood through the heart.

Proposed Drug for Maintaining Blood Sugar Levels

In addition to MENTAL VIT and MENTAL VIT Junior, we own a patent for a composition comprising chromium (the “Chromium Patent”) that we hope to develop into an approved drug that can be used to control blood sugar levels. The Chromium Patent was granted in 2001, and is registered with the European Patent Office under patent number EP 0834 318 B.

The Chromium Patent is for a formulation comprising mainly of the mineral chromium and glucose that is designed to regulate the supply of glucose to the body’s cells. This formulation is designed to ensure a continuous glucose supply to the cells, while avoiding any drops in performance caused by glucose deficiency in the cell. Vitavea AG anticipates that its chromium formulation will be administrable orally, in pill form, or intravenously.

Vitavea AG has not yet obtained regulatory approval to market and produce this product. Vitavea AG intends to make an application to the relevant government authorities in Germany sometime in 2006 in order to begin the approval process. However, the approval process is expected to take between 3 to 15 years and there are no assurances that Vitavea AG will ever obtain approval for the use or distribution of this product.

Proposed Skin Cream Product

Vitavea AG is also working on developing a skin cream product based on the olive leaf to be used as a skin smoothing product. This product is currently still in the development stage and is not yet ready to be marketed.

Planned Manufacturing and Distribution Strategy

Vitavea AG engages the services of third party manufacturers to produce our MENTAL VIT, MENTAL VIT Junior and Oliva Vital formulations. These outside manufacturers produce and package our products for us in accordance with our specifications and in the quantities ordered by us.

Currently, Vitavea AG intends to target the sale of its products directly to wholesale distributors within Germany. It is expected that these distributors will, in turn, sell Vitavea AG’s products to retail pharmacies and supermarkets.

Government Regulation

All regulatory approvals necessary for the manufacture and distribution of the MENTAL VIT, MENTAL VIT Junior and Oliva Vital products in Germany have been obtained. Although Vitavea AG has obtained regulatory approval for these products, there are no assurances that it will not be required to obtain additional approvals in the future. In addition, if Vitavea AG is successful in developing its chromium formulation or any other products, of which there are no assurances, it will be required to obtain regulatory approval for those products prior to bringing them into the market.

Competitive Market Conditions

Although Vitavea AG believes that the market for nutritional supplements is one with significant growth potential, there are a number of established and well known manufacturers of nutritional supplements. A large number of these manufacturers are large, multinational corporations with financial, personnel and other resources that far exceed the resources of Vitavea AG. Many of these corporations have existing products and brand names that will compete directly with Vitavea AG’s MENTAL VIT, MENTAL VIT Junior and Oliva Vital products. In addition, there are a number of competitive barriers to entry in the nutritional supplements business, including the potential inability to secure retail shelf space and customer brand loyalty.

Vitavea AG is a new entrant into the nutritional supplements industry, is still in the development stage of its business and has not yet begun significant manufacturing, distribution or marketing efforts. There are no assurances that Vitavea AG or its products will be able to effectively compete with its well established competitors.

Employees

Other than our executive officers, we do not have employees as of the date of this Annual Report. Vitavea AG currently has 14 full-time employees.

Research and Development Expenditures

We have not incurred any research and development expenditures since our inception.

ITEM 2.                DESCRIPTION OF PROPERTY.

We do not own any real property or any rights to acquire any real property. We currently lease office space at #204, 1323 Lincoln Street, Bellingham, Washington, consisting of approximately 300 square feet, at a cost of $300 per month.

Vitavea AG currently leases office space at Pascalstr. 5, 47506 Neukirchen-Vluyn, Germany, at a cost of EUR 2,000 (approximately $2,540) per month. This office space consists of approximately 860 square feet. Vitavea AG sublets this office space from Marc Aurel GmbH, a financial services company of which Roger Liere is a managing director.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are pending.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 6, 2006, Peter Hoyle, then our majority shareholder, approved by written consent, an amendment to our Articles of Incorporation to change our name from GA Computer Sciences Inc.” to “Vitavea Inc.”

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “VVEA.” Our shares were first traded on the OTC Bulletin Board on December 2, 2005 under the stock symbol “GACS.” Our symbol was changed to “GACU” on January 17, 2006 upon completion of our 10-for-1 stock split and was subsequently changed to “VVEA” on November 27, 2006 upon completion of our name change to Vitavea Inc. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2006		2005
	High	Low	High	Low
First Quarter ended January 31	$ 1.30	$ 1.05	N/A	N/A
Second Quarter ended April 30	$ 1.98	$ 1.20	N/A	N/A
Third Quarter ended July 31	$ 2.33	$ 1.51	N/A	N/A
Fourth Quarter ended October 31	$ 2.24	$ 0.90	N/A	N/A

The above quotations have been adjusted to reflect our 10-for-1 stock split, effective January 17, 2006. The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As our shares did not trade on the OTC Bulletin Board until December 2, 2005, no information is available for periods ending before that date. No information was available from the OTC Bulletin Board for any months ended prior to January 31, 2006.

Holders Of Our Common Stock

Our authorized capital consists of 750,000,000 shares of common stock, with a par value of $0.001 per share. As of January 31, 2007, there were 109,625,308 shares of our common stock issued and outstanding to 31 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 78 of the NRS does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales Of Unregistered Securities

All unregistered sales of our equity securities completed during our fiscal year ended October 31, 2006 have been previously reported in the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we filed during that period.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the next twelve months will involve the following:

(a)

Product Marketing Efforts: During the next twelve months, Vitavea AG will attempt to develop the market for its MENTAL VIT, MENTAL VIT Junior and Oliva Vital product lines. Vitavea AG will focus on marketing its products to local pharmacies and drug stores in Germany. In addition, Vitavea AG intends to launch a television advertising campaign on local television stations and a printed media campaign appearing in local magazines. Finally, Vitavea AG will explore the feasibility of direct marketing campaigns to be directed at German health and wellness centers.

(b)

Product Development Efforts: Vitavea AG will begin product development efforts in order to expand its current product lines. Currently, Vitavea AG plans to work on developing a skin cream to be used for smoothing the skin and on developing a usable drug for maintaining blood sugar levels based on its chromium formulation. In addition, Vitavea AG is exploring the possibility of developing medical bath products.

We anticipate that we will require approximately EUR 5,300,000 (approximately $6,731,000) over the next twelve months in order to complete Vitavea AG’s plan of operation. This amount will be spent on marketing and advertising efforts, product development efforts and on general administrative expenses related to the operation of our business.

In addition, we have entered into an agreement to acquire two companies engaged in the business of manufacturing and distributing medicinal mineral bath products. Over the next twelve months, we intend to proceed with the acquisition of these companies, known as Adolf Baur GmbH (“Baur”) and MEBA Medizinische Badebetriebsgesellschaft mbH (“MEBA”). See Item 8B, “Other Items.” The acquisition agreement for Baur and MEBA calls for us to pay:

(i)	EUR 250,000 (approximately $317,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before March 1, 2007;
(ii)	EUR 250,000 (approximately $317,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before June 1, 2007;
(iii)	EUR 250,000 (approximately $317,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before September 1, 2007; and
(iv)	EUR 550,000 (approximately $698,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before December 1, 2007.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months or to complete the proposed acquisition of Baur and MEBA. We have not earned any significant revenues to date, and there are no assurances that we will be able to generate significant revenues in the future. As such, our ability to complete our plan of operation is expected to be dependent upon our ability to obtain substantial financing in the near term.

The majority of any financing that we obtain is expected to be in the form of sales of our equity securities as traditional debt financing is not expected to be available to us in sufficient amounts at this stage of our development. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Reverse Acquisition Accounting

Under generally accepted accounting principles, the acquisition of Vitavea AG has been accounted for as a reverse acquisition and Vitavea AG has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of Vitavea AG and not the Company. The operations of the Company will be included in the consolidated financial statements from the effective date of the acquisition, November 13, 2006.

As the acquisition of Vitavea AG completed after our October 31, 2006 fiscal year end, the financial statements presented with this Annual Report represent the results of operations for the Company for the fiscal years ended October 31, 2006 and 2005 and for the period from inception on March 10, 2004 to October 31, 2006, and do not include the results of operations for Vitavea AG.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require approximately $6,731,000 in financing in order to fund our plan of operation over the next twelve months, plus at least an additional $1,651,000 to fund the acquisition of Baur and MEBA. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Limited Operating History, Risks Of A New Business Venture

Vitavea AG was formed on March 31, 2004 and, as such, has a very short operating history upon which future performance may be assessed. Vitavea AG has not earned any revenues to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

We May Become The Subject Of Product Liability Suits

We could become subject to product liability claims in connection with the use of our nutritional supplements or any other future products that we develop. If we do become the subject of such claims, we may not have sufficient financial resources to defend against such claims or to satisfy any judgments made against us. We do not currently carry product liability insurance and there are no assurances that we will carry such insurance in the future. If we become the subject of such claims and are unable to defend against such claims or are unsuccessful in defending against such claims, our business may fail.

Nutritional Supplements Are Subject To Extensive Government Regulation

The nutritional supplements industry is heavily regulated, and those regulations are changing at a rapid pace. Although Vitavea AG has obtained regulatory approval for its MENTAL VIT, MENTAL VIT Junior and Olivia Vital products within Germany, there are no assurances that it will not be required to obtain additional approvals in the future. In addition, if Vitavea AG is successful in developing its chromium formulation or any other products, of which there are no assurances, it will be required to obtain regulatory approval for those products prior to bringing them to market. In order to obtain approval for its products, Vitavea AG may be required to prove the effectiveness and safety of its products. In addition, Vitavea AG could be required to conduct lengthy and expensive clinical trials of its products. Obtaining regulatory approval for Vitavea AG’s products could be a lengthy and expensive process. There are no assurances that Vitavea AG will be able to meet the future costs of obtaining any necessary approvals or that Vitavea AG will be able to obtain such approvals at all.

The Nutritional Supplements Industry Is Highly Competitive. Many Of Our Competitors Are Better Established And Have Greater Resources Than We Do

The nutritional supplements industry is highly competitive. Many of our competitors are better established and have substantially greater capital resources, research and development capabilities, and personnel resources than we do. These companies may be better able than us to develop, refine and manufacture new products and may be better able to market their existing products. In addition, many of these competitors have products and brand names with a high degree of customer awareness and customer loyalty. If we are not able to overcome the competitive advantages possessed by our competition, our business may fail.

Dependence On Key Personnel

Our future success will largely depend upon the performance of our directors and officers and the managers of Vitavea AG. Our success will also depend upon our ability to attract and retain skilled technical, research, management, sales and marketing personnel. Competition for such personnel is intense. The loss of key personnel or the inability to attract and retain key personnel could have a significantly detrimental effect on our business, operating results and financial condition.

ITEM 7.                FINANCIAL STATEMENTS.

Page
Index to Financial Statements:

Audited financial statements as of October 31, 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of October 31, 2006 and 2005;	F-3

3.	Statements of Operations for the year ended October 31, 2006, the year ended October 31, 2005, and the period from inception on March 10, 2004 to October 31, 2006;	F-4

4.	Statements of Cash Flows for the year ended October 31, 2006, the year ended October 31, 2005 and the period from inception on March 10, 2004 to October 31, 2006;	F-5

5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on March 10, 2004 through October 31, 2006; and	F-6

6.	Notes to Financial Statements.	F-7

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)

October 31, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Vitavea Inc. (formerly GA Computer Sciences Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Vitavea Inc. (formerly GA Computer Sciences Inc.) (a Development Stage Company) as of October 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from March 10, 2004 (Date of Inception) to October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Vitavea Inc. (formerly GA Computer Sciences Inc.) as of October 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 10, 2004 (Date of Inception) to October 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 2, 2007

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	October 31,
	2006	2005
	$	$

ASSETS

Current Assets

Cash	33,894	49,241
Prepaid expenses	–	100
Current assets of discontinued operations (Note 9)	200	1,611

Total Current Assets	34,094	50,952

Loans Receivable (Note 3)	1,419,589	–
Advance (Note 4)	381,000	–
Assets of discontinued operations (Note 9)	944	–

Total Assets	1,835,627	50,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	26,710	200
Accrued liabilities	2,762	4,500
Due to related party (Note 5(b))	–	2,657
Notes payable (Note 6)	75,000	–
Current liabilities of discontinued operations (Note 9)	–	200

Total Liabilities	104,472	7,557

Contingencies (Note 1)

Stockholders’ Equity

Common Stock, 750,000,000 shares authorized, $ 0.001 par value
74,775,308 shares issued and outstanding (2005 - 73,775,000 shares)	74,775	73,775

Additional Paid in Capital (Discount)	1,782,225	(1,775)

Donated Capital (Note 5(a))	23,625	14,625

Deficit Accumulated During the Development Stage	(149,470)	(43,230)

Total Stockholders’ Equity	1,731,155	43,395

Total Liabilities and Stockholders’ Equity	1,835,627	50,952

(The accompanying notes are an integral part of these financial statements)

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	From
	March 10, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31,	October 31,	October 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses
General and administrative (Note 5(a))	53,400	35,787	11,318
Professional fees	107,034	84,584	15,050
Total Expenses	160,434	120,371	26,368
Loss from operations	(160,434)	(120,371)	(26,368)
Other income:
Interest income	15,659	15,659	–
Net loss from continuing operations	(144,775)	(104,712)	(26,368)

Loss from discontinued operations (Note 9)	(4,695)	(1,528)	(3,049)

Net Loss For the Year	(149,470)	(106,240)	(29,417)

Net Loss Per Share
Continuing operations – basic and diluted		–	–
Discontinued operations – basic and diluted		–	–
Net loss per share – basic and diluted		–	–

Weighted Average Shares Outstanding		73,883,000	70,650,000

(The accompanying notes are an integral part of these financial statements)

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From
	March 10, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to October 31,	October 31,	October 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss for the year	(149,470)	(106,240)	(29,418)

Adjustments to reconcile net loss to cash:
Accrued interest on loans receivable	(15,589)	(15,589)	–

Change in operating assets and liabilities:
Prepaid expenses	–	100	1,400
Accounts payable and accrued liabilities	29,472	24,572	200
Due to related party	–	(2,657)	24

Net Cash Used in Operating Activities from
Continued Operations	(135,587)	(99,814)	(27,794)

Net Cash Provided By Operating Activities from
Discontinued Operations	25,045	9,467	12,524

Investing Activities
Loans receivable	(1,404,000)	(1,404,000)	–
Advance on acquisition of Vitavea AG	(381,000)	(381,000)	–

Net Cash Used In Investing Activities from Continued
Operations	(1,785,000)	(1,785,000)	–

Net Cash Used in Investing Activities from
Discontinued Operations	(2,564)	–	(2,000)

Financing Activities
Proceeds from note payable	75,000	75,000	–
Proceeds from issuance of common stock	1,857,000	1,785,000	59,500

Net Cash Provided By Financing Activities	1,932,000	1,860,000	59,500

Increase (Decrease) in Cash	33,894	(15,347)	42,230

Cash - Beginning of Year	–	49,241	7,011

Cash - End of Year	33,894	33,894	49,241

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from March 10, 2004 (Date of Inception) to October 31, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid-in	Donated	Development
	Stock	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – March 10, 2004 (Date of Inception)	–	–	–	–	–	–

Issue of common stock for cash
at $0.001/share
- October 20,2004	70,000,000	70,000	(63,000)	–	–	7,000

Issue of common stock for cash
at $0.10/share
- October 20, 2004	550,000	550	4,950	–	–	5,500

Donated services and rent	–	–	–	5,625	–	5,625

Net loss for the period	–	–	–	–	(13,812)	(13,812)

Balance – October 31, 2004	70,550,000	70,550	(58,050)	5,625	(13,812)	4,313

Issue of common stock for cash
at $0.20 /share
- May 28, 2005	150,000	150	2,850	–	–	3,000

Issue of common stock for cash
at $0.20 /share
- July 8, 2005	500,000	500	9,500	–	–	10,000

Issue of common stock for cash
at $0.20 /share
- October 30, 2005	150,000	150	2,850	–	–	3,000

Issue of common stock for cash
at $0.20 /share
- October 31, 2005	2,425,000	2,425	46,075	–	–	48,500

Donated services and rent	–	–	–	9,000	–	9,000

Share issuance costs			(5,000)			(5,000)

Net loss for the year	–	–	–	–	(29,418)	(29,418)

Balance – October 31, 2005	73,775,000	73,775	(1,775)	14,625	(43,230)	43,395

Issue of common stock for cash
at $1.70 /share
- August 20, 2006	588,235	588	999,412	–	–	1,000,000

Issue of common stock for cash
at $1.90 /share
- October 25, 2006	412,073	412	784,588	–	–	785,000

Donated services and rent	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(106,240)	(106,240)

Balance – October 31, 2006	74,775,308	74,775	1,782,225	23,625	(149,470)	1,731,155

(The accompanying notes are an integral part of these financial statements)

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)

1.	Development Stage Company

The Company was incorporated under the name GA Computer Sciences Inc. in the State of Nevada on March 10, 2004. Pursuant to a Share Purchase Agreement dated July 31, 2006, the Company purchased 100% of the issued and outstanding shares of Vitavea AG. The acquisition closed on November 13, 2006, and the Company changed its name to Vitavea Inc.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”. Prior to the acquisition of Vitavea AG, the Company was engaged in the business of producing, marketing and selling software created by “Open Office” in pre-packaged shrink-wrapped standard compact disk jewel cases via the internet through the Company’s website . Effective November 13, 2006, the Company closed its share purchase agreement to acquire 100% of the issued and outstanding shares of Vitavea AG. Concurrent with the acquisition of Vitavea AG, the Company discontinued its software business and now focuses on developing the nutritional supplements business of Vitavea AG.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at October 31, 2006, the Company has a working capital deficit of $70,378 and has accumulated losses of $149,470 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year- end is October 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled approximately 588,000 as of October 31, 2006.

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, due to related party and notes payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

	j)	Foreign Currency Translation

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

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Revenue Recognition

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

	l)	Stock-based Compensation

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

	m)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncement (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Loans Receivable

The Company advanced a total of $1,404,000 in loans receivable to Vitavea AG during the year ended October 31, 2006 and has recognized accrued interest of $15,589. The loans bear interest at 8% per annum, are unsecured, and are due as follows:

Amount of principal	Date of
$	Maturity

1,000,000	August 31, 2008
254,000	October 3, 2008
150,000	October 11, 2008
1,404,000

4.	Advance

The Company advanced $381,000 (€300,000) as a part of its agreement to purchase 100% of the issued and outstanding shares of Vitavea AG. As the acquisition closed subsequently, the amount has been recorded as an advance as at October 31, 2006. Refer to Note 10.

5.	Related Party Transactions

a)

During the year ended October 31, 2006, the Company recognized a total of $6,000 (2005 - $6,000) for donated services at $500 per month and $3,000 (2005 - $3,000) for donated rent at $250 per month provided by the President of the Company.

b)

During the year ended October 31, 2005, the President of the Company incurred organizational and legal costs of $2,657 on behalf of the Company. During the year ended October 31, 2006, the President of the Company was reimbursed in full for these costs.

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)

6.	Notes Payable

On May 16, 2006, the Company received $75,000 pursuant to a loan agreement. The principal sum of $75,000, together with interest accrued at the rate of 8% per annum, is due on or before November 16, 2006. During the year ended October 31, 2006, the Company accrued interest of $2,762, which is included in accrued liabilities. On November 16, 2006, the due date of the promissory note was extended to November 16, 2007.

7.	Common Stock

	a)	On October 25, 2006, the Company completed a private placement offering and issued 412,073 shares of common stock at a price of $1.90 per share for gross proceeds of $785,000.

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

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $127,300 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2026. For the periods ended October 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $34,100 and $8,664, respectively.

The components of the net deferred tax asset at October 31, 2006 and 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	October 31,	October 31,
	2006	2005
	$	$
Net Operating Losses	127,300	30,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	44,600	10,500
Valuation Allowance	(44,600)	(10,500)
Net Deferred Tax Asset	–	–

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)

9.	Discontinued Operations

In July 2006, the Company entered into a Share Purchase Agreement to acquire 100% of the issued and outstanding shares of Vitavea AG. The acquisition closed on November 13, 2006. Accordingly, discontinued operations consist of the Company’s former business of the sale of software.

The results of discontinued operations are summarized as follows:

	Accumulated
	From March 10,
	2004 (Date of	Year	Year
	Inception) to	Ended	Ended
	October 31,	October 31,	October 31,
	2006	2006	2005
	$	$	$

Revenue	909	39	870
Cost of goods sold	(2,932)	(50)	(2,882)
Gross Profit (loss)	(2,023)	(11)	(2,012)
Expenses	2,672	1,517	1,037
Net Operating Loss	(4,695)	(1,528)	(3,049)
Loss From Discontinued Operations	(4,695)	(1,528)	(3,049)

Assets and liabilities to be disposed of comprise the following:

	October 31,	October 31,
	2006	2005
	$	$

Inventory	200	–
Intangible assets, net of accumulated
amortization of $1,056 and $389, respectively	944	1,611
Total Assets	1,144	1,611

Accrued liabilities	–	200
Total Liabilities	–	200

Vitavea Inc.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. dollars)

10.	Subsequent Events

	a)	On December 29, 2006, the Company completed an offering of 400,000 shares of common stock at a price of €1.00 per share for proceeds of $509,040 (€400,000).

b)

In December 2006, the Company transferred $1,145,476 (€900,105) to Vitavea AG, its’ parent company. The amount is unsecured and non-interest bearing, and the Company has forgiven Vitavea AG for the repayment of the transfer.

c)

On November 13, 2006, the Company closed a Share Purchase Agreement entered into July 31, 2006 to acquire 100% of the outstanding shares of Vitavea AG in exchange for a non-refundable deposit of $381,000 (€300,000) and the issue of 34,350,000 shares of common stock. In addition, the Company’s Chief Executive Officer and a former director of the Company sold 40,650,000 shares of the Company’s common stock to the principal shareholder of Vitavea AG for $10,000. Vitavea AG was incorporated on March 31, 2004 under the laws of the Federal Republic of Germany, and is engaged in the business of manufacturing, marketing and distributing nutritional supplements. In addition, Vitavea AG holds a patent for a chemical composition that it hopes to be able to develop into an approved drug to be used to assist in the maintenance of blood sugar levels.

As a result of the former stockholders of Vitavea AG controlling the majority of the issued and outstanding common shares of the Company upon completion of the acquisition, the transaction is deemed to be a reverse acquisition for accounting purposes. Vitavea AG is deemed to be the acquirer for accounting purposes and the financial statements will be presented as a continuation of Vitavea AG. The acquisition will be accounted for using the purchase method of accounting as applicable to reverse acquisitions.

	d)	On November 16, 2006, the due date of the promissory note, as disclosed in Note 6, was extended to November 16, 2007.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.            OTHER INFORMATION.

Extension of Loan Agreement

On November 16, 2006, we entered into an amendment agreement to the loan agreement with Black Pointe Holdings Inc., pursuant to which Black Pointe Holdings Inc. agreed to extend the due date for the $75,000 loan granted to us from November 16, 2006 to November 16, 2007.

A copy of the above amendment agreement to the loan agreement is attached as an exhibit to this Annual Report.

Entry Into Material Definitive Agreement

On November 28, 2006, Vitavea AG entered into an agreement to acquire all of the shares of Baur and MEBA from their sole shareholder, Carmen Ottho-Loefert, for an aggregate purchase price of EUR 2,250,000 (approximately $2,857,500), of which a total of EUR 950,000 (approximately $1,206,500) has already been paid. The remaining amount of the purchase price, with interest payable thereon, is due as follows:

(i)	EUR 250,000 (approximately $317,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before March 1, 2007;
(ii)	EUR 250,000 (approximately $317,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before June 1, 2007;
(iii)	EUR 250,000 (approximately $317,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before September 1, 2007; and
(iv)	EUR 550,000 (approximately $698,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before December 1, 2007.

Upon closing, the total amount of the purchase price will be adjusted based on the total receivables and liabilities of Baur and MEBA, with the amount of the purchase price increasing if Baur and MEBA have net receivables as compared to liabilities on December 1, 2007 and the amount of the purchase price decreasing if Baur and MEBA have net liabilities as compared to receivables on that date.

Baur and MEBA are in the business of manufacturing and distributing medicinal mineral bath products. A copy of the above acquisition agreement is attached as an exhibit to this Annual Report.

Unregistered Sale of Equity Securities

On February 5, 2007, we completed a private placement for 260,416 units at a price of EUR 0.96 (approximately $1.22) per unit, for total proceeds of approximately EUR 250,000 (approximately $305,000). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.96 per share for a period of one year from the date the warrant was issued. The subscribed for shares were sold in reliance on the provisions of Regulation S under the Securities Act of 1933 on the basis that the offering did not involve a distribution in the US and the investor was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following information sets forth the names of our officers, directors and significant employees, their present positions with our company, and their biographical information.

Name	Age	Positions
Roger Liere	37	Director, Chief Executive Officer and President of the Company and Managing Director of Vitavea AG.
John Boschert	37	Director, Chief Financial Officer, Treasurer and Secretary of the Company
Ralf U. Victor	57	Supervisory Board Member, Vitavea AG
Birka Marckhoff	40	Supervisory Board Member, Vitavea AG
Hans Buedding	67	Supervisory Board Member, Vitavea AG

Set forth below is a brief description of the background and business experience of our executive officers, directors and significant employees:

Roger Liere was appointed to our Board of Directors and as our Chief Executive Officer and President upon closing of our acquisition of Vitavea AG on November 13, 2006. Mr. Liere has acted as the managing director of Vitavea AG since June 16, 2005. Since 1997, Mr. Liere has acted as the managing director of Marc Aurel Werbeagentur und Finanzdiensteleistungsinstitut, a financial services company.

John Boschert was appointed as our Chief Financial Officer, Treasurer and Secretary upon closing of our acquisition of Vitavea AG on November 13, 2006, and has acted as a member of our Board of Directors since May 30, 2006.

Mr. Boschert is a self-employed business consultant. From July 2003 to June 2005, he was the president and owner of a food and beverage company based in Port Alberni, British Columbia, Canada. From 1999 to 2003, he served as a business consultant and officer of Qincom Networks Inc., a telecommunications services provider. From 1998 to 2002, he served as a business consultant and director of Universal Domains, Inc., a food services and domain name provider.

Mr. Boschert is an officer and director of Balsam Ventures Inc., a company engaged in the business of developing a self-chilling beverage container.

Since June 28, 2005, Mr. Boschert has been the Secretary of Clyvia Inc., a company that, through its German subsidiary, Clyvia Technology GmbH, is developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids.

Since April 19, 2006, John Boschert has been the Secretary and Treasurer of Skyflyer Inc., a development stage company engaged in the business of developing a recreational flying device and facility in which the flying device is to operate.

Ralf Victor was appointed to the supervisory board of Vitavea AG effective July 24, 2006. Mr. Victor and the other members of the supervisory board of Vitavea AG are responsible for establishing the policies of Vitavea AG, supervising Vitavea AG’s management and approving or rejecting major corporate decisions. From 1997 to 2004, Mr. Victor acted as the Chief Accountant for Essmann & Schaefer GmbH & Co. KG, a German

manufacturing company. Since 2004, Mr. Victor has been self-employed, consulting with businesses on general accounting and business management issues.

Hans Buedding was appointed to Vitavea AG’s supervisory board effective July 24, 2006. Mr. Buedding spent over 20 years working in the labor office for the City of Wesel, Germany. Mr. Buedding has been retired since 2002.

Birka Marckhoff was appointed to Vitavea AG’s supervisory board effective July 24, 2006. From 1998 to 2002, Ms. Marckhoff was employed at Goettler Finanz AG, in Neukirchen-Vluyn, Germany. Since 2002, Ms. Marckhoff has been employed at Marc Aurel Werbeagentur und Finanzdiensteleistungsinstitut, a financial services company.

Legal Proceedings Involving Directors And Executive Officers

We are not aware of any legal proceedings to which any of our current or former directors, officers, affiliates, or owners of more than five percent of the Company’s common stock (beneficially or of record) is a party adverse in interest to us. None of our current or former officers or directors have been the subject of any bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Committees Of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. None of the members of our Board of Directors, as currently constituted, meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.

Terms Of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or until their successors are appointed.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our registration statement on Form SB-2 filed on May 4, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended October 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Roger Liere President, Chief Executive Officer and Director	One	One	None
John Boschert Secretary, Treasurer, Chief Financial Officer and Director	None	None	None
Peter J. Hoyle Former Officer and Former Director	One	One	None
Lina Zhou Former Officer and Former Director	One	One	None
WKB Beteiligungsgesellschaft mbH Owner of more than 10% of outstanding common stock	One	One	None

ITEM 10.              EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for (i) all individuals serving as our chief executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level (the “CEO”); (ii) our four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to subparagraph (ii) of this item but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last completed fiscal year (collectively, or “named executive officers”).

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year Ended Oct. 31*	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)
Roger Liere(1)	CEO, President and Director	2006* 2005 2004	$12,700 $9,030 N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A
John Boschert(2)	CFO, Treasurer and Secretary	2006 2005 2004	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A
Birka Marckhoff(3)	Vitavea AG Supervisory Board Member	2006 2005 2004	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A
Hans Buedding(3)	Vitavea AG Supervisory Board Member	2006 2005 2004	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A
Ralf Victor(3)	Vitavea AG Supervisory Board Member	2006 2005 2004	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A
Guenter Doelcken(4)	Vitavea AG Former Supervisory Board Member	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Dr. Harald Kapell(4)	Vitavea AG Former Supervisory Board Member	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Walter Krahl(4)(5)	Vitavea AG Former Supervisory Board Member	2006* 2005 2004	$79,834 $69,539 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Peter J. Hoyle(6)	Former CEO, President, CFO, Treasurer, Secretary and Director	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Lina Zhou(7)	Former Director	2006 2005 2004	$0 $0 N/A	$0 $0 N/A	$0 $0 N/A	$0 $0 N/A	$0 $0 N/A	$0 $0 N/A	$0 $0 N/A

* 2006 figures for the ten month period ended October 31, 2006. 2004 and 2005 figures for the twelve month periods ended December 31.

(1)

Mr. Liere was appointed to our CEO and President and as a member of our Board of Directors on November 13, 2006, upon the completion of our acquisition of Vitavea AG. Mr. Liere was appointed as the managing director of Vitavea AG on June 16, 2005. Since his appointment as the managing director of Vitavea AG, Mr. Liere has received management fees in the amount of EUR 1,000 (approximately $1,270) per month from Vitavea AG.

The total consulting fees paid to Mr. Liere by Vitavea AG for the ten months ended October 31, 2006 was EUR 10,000 (approximately $12,700).

(2)

Mr. Boschert was appointed as a member of our Board of Directors on May 30, 2006 and as our Chief Financial Officer, Treasurer and Secretary on November 13, 2006, upon completion of our acquisition of Vitavea AG. Mr. Boschert does not currently receive any compensation in exchange for the services provided by him.

(3)	Messrs. Buedding and Victor, and Ms. Marckhoff have each been members of the supervisory board of Vitavea AG since July 24, 2006.

(4)	Messrs. Doelcken, Kapell and Krahl were each members of the supervisory board of Vitavea AG from March 31, 2004 until July 24, 2006.

(5)

Since September, 2005, Vitavea AG has paid Mr. Krahl consulting fees of EUR 14,500 per month. During the ten months ended October 31, 2006, the consulting fees paid to Mr. Krahl totalled EUR 62,862 (approximately $79,834) and EUR 54,755 (approximately $69,539) for the year ended December 31, 2005.

(6)	Mr. Hoyle was a member of our Board of Directors and our sole executive officer from the date of our inception to November 13, 2006.

(7)	Ms. Zhou was a member of our Board of Directors from February 1, 2005 to May 30, 2006.

Stock Option Grants

We did not grant any stock options to our executive officers or directors during our most recent fiscal year ended October 31, 2006. We also have not granted any stock options to our executive officers or directors since October 31, 2006. In addition, as of the date of this report, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Exercises Of Stock Options And Year-End Option Values

No stock options were exercised by our executive officers or directors during the financial year ended October 31, 2006 and no stock options have been exercised since October 31, 2006.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Compensation Of Directors

No management or other fees were paid during the years ended October 31, 2006, 2005 or 2004 to our directors in exchange for their services as directors.

Employment Contracts

We do not have any written employment contracts with any of our executive officers or directors. We also do not have any termination of employment or change-in-control arrangements with any of our executive officers or directors. Vitavea AG currently pays Mr. Liere a management fee of EUR 1,000 (approximately $1,270) per month for acting as the managing director of Vitavea AG. No other consideration is paid to our officers and directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Roger Liere Director, Chief Executive Officer, President and Managing Director of Vitavea AG Pascalstr. 5 47506 Neukirchen-Vluyn, Germany	Nil	Nil
Common Stock	John Boschert Director, Chief Financial Officer, Treasurer and Secretary 1480 Gulf Road, Suite 205 Point Roberts, WA 98281	Nil	Nil
Common Stock	Hans Buedding Supervisory Board Member, Vitavea AG Goethestr. 29 46487 Wesel, Germany	Nil	Nil
Common Stock	Birka Marckhoff Supervisory Board Member, Vitavea AG Kattenstr. 97 47475 Kamp-Lintfort, Germany	Nil	Nil
Common Stock	Ralf Victor Supervisory Board Member, Vitavea AG Kaiser-Wilhelm-Allee 7 42117 Wuppertal, Germany	Nil	Nil
Common Stock	Peter J. Hoyle Former Officer and Former Director 1240 Glen Abbey Drive Burnaby, British Columbia Canada V5A 3Y4	Nil	Nil
Common Stock	Lina Zhou Former Director 8331 Cantley Road Richmond, British Columbia Canada V7C 3R8	Nil	Nil
Common Stock	All Officers and Directors as a Group (7 persons)	Nil	Nil

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
5% SHAREHOLDERS
Common Stock	WKB Beiligungsgesellschaft mbH Koesterstrasse 1a 47053 Duisberg, Germany	71,908,500	65.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of January 31, 2007, there were 109,625,308 shares of our common stock issued and outstanding.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On November 13, 2006, we issued a total of 31,258,500 shares of our common stock to WKB in exchange for all of the shares of Vitavea AG. The sole shareholder of WKB is Walter Krahl. Mr. Krahl is the brother in law of Birka Marckhoff, a member of the supervisory board of Vitavea AG.

Vitavea AG currently rents office space from Marc Aurel GmbH, a financial services company of which Roger Liere is a managing director. The office space, located at Pascalstr. 5, 47506 Neukirchen-Vluyn, Germany, consists of approximately 860 square feet, for which, Vitavea AG pays monthly rent of EUR 2,320 (approximately $2,900).

On March 31, 2004, Vitavea AG acquired the Chromium Patent from Karola Doelcken at a price of EUR 24,999 (approximately $31,749). In payment of the purchase price for the Chromium Patent, Birka Marckhoff, the founder of Vitavea AG, transferred 24,999 of the 50,000 shares of Vitavea AG owned by her to Ms. Doelcken. The value of the shares transferred by Ms. Marckhoff to Ms. Doelcken was EUR 24,999 (approximately $31,749). Vitavea AG then paid the EUR 24,999 (approximately $31,749) purchase price directly to Ms. Marckhoff. Ms. Doelcken was the managing director of Vitavea AG from March 31, 2004 until June 16, 2005.

ITEM 13.              EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Amendment to Articles of Incorporation filed March 14, 2005.(1)

3.3	Certificate of Change to Authorized Capital effective January 17, 2006.(2)

3.4	Certificate of Amendment to Articles of Incorporation – name change to “Vitavea Inc.” effective November 27, 2006.

3.5	Bylaws.(1)

10.1	GNU General Public License (GPL).(1)

10.2	GNU Lesser General Public License (LGPL).(1)

10.3	Sun Industry Standards Source License (SISSL).(1)

10.4	Loan Agreement with Blackpointe Holdings Inc.(3)

10.5	Share Purchase Agreement among the Company, Vitavea AG, WKB Beteiligungsgesellschaft mbH, Crystalwood Holdings Ltd., Peter J. Hoyle and Lina Zhou, dated for reference the 31st day of July, 2006.(4)

10.6	Extension Letter from WKB Beteiligungsgesellshaft mbH dated August 23, 2006.(5)

10.7	Loan Agreement between the Company and Vitavea AG dated as of August 31, 2006.(5)

10.8	Promissory Note executed by Vitavea AG as of August 31, 2006.(5)

10.9	Extension Letter from WKB Beteiligungsgesellshaft mbH dated September 15, 2006.(6)

10.10	Loan Agreement between GA Computer Sciences Inc. and Vitavea AG dated as of October 3, 2006.(7)

10.11	Promissory Note executed by Vitavea AG as of October 3, 2006.(7)

10.12	Loan Agreement between GA Computer Sciences Inc. and Vitavea AG dated as of October 11, 2006.(7)

10.13	Promissory Note executed by Vitavea AG as of October 11, 2006.(7)

10.14	Amendment Agreement to the Loan Agremeent between the Company and Black Pointe Holdings Inc., dated for reference the 16th day of November, 2006.

10.15

Purchase Agreement between Vitavea AG, Carmen Otho-Loefert, Meba Medizinische Badebetriebsgesellschaft MBH and Adolf Baur GmbH, dated for reference the 28th day of November, 2006 (translated from German to English).

14.1	Code of Ethics.(1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on May 4, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 17, 2006.
(3)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on June 14, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 9, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 21, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 19, 2006.

ITEM 14.              PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2006	Year Ended October 31, 2005
Audit Fees	$8,550	$7,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,550	$7,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAVEA INC.

Date:	February 12, 2007	By:	/s/ Roger Liere
ROGER LIERE
Chief Executive Officer and President
(Principal Executive Officer )

Date:	February 12, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2007	By:	/s/ Roger Liere
ROGER LIERE
Chief Executive Officer and President
(Principal Executive Officer )
Director

Date:	February 12, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)
Director