Form 10QSB
period 2007-01-31
VITAVEA INC.
filed 2007-03-27
CIK 1324207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2007

[ ]	Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from _________ to _________

COMMISSION FILE NUMBER 000-51573

VITAVEA INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-0848675
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1323 Lincoln Street, #204
Bellingham, WA 98229
(Address of principal executive offices)

(360) 483-8248
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2007, the Issuer had 110,973,358 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [    ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VITAVEA INC.

(formerly GA Computer Sciences Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2007
(Unaudited)

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

January 31,
2007

ASSETS

Current Assets
Cash and cash equivalents	$51,868
Other receivables	344,915
Inventory	488,086
Prepaid expenses	6,452
Deferred acquisition costs (Note 3)	1,216,116
Deferred tax asset, less valuation allowance of $1,064,548	-
Total Current Assets	2,107,437

Equipment (Note 4)	1,923
Patent (Note 4)	24,834

Total Assets	$2,134,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,291,603
Loans payable –current (Note 5, 6)	216,651
Total Current Liabilities	1,508,254

Commitments (Note 3, 9)

Stockholders’ Equity
Common stock (Note 7)
Authorized
750,000,000 common shares, par value $0.001
Issued and outstanding
110,025,308	110,025
Additional paid-in capital	3,878,945
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(232,005)
Deficit accumulated during the development stage	(3,131,025)
Total Stockholders’ Equity	625,940

Total Liabilities and Stockholders’ Equity	$2,134,194

The accompanying notes are an integral part of these consolidated financial statements.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(March 31, 2004)	Ended	Ended
	to January 31,	January 31,	December 31,
	2007	2007	2005

REVENUE
Sales	$27,933 $	13,892	$573
Cost of goods sold	(104,221)	(1,287)	(19,064)

Gross margin	(76,288)	12,605	(18,491)

EXPENSES
Amortization	5,977	1,282	2,514
Professional fees	374,588	109,883	27,753
Management fees	30,880	6,905	3,735
Marketing expenses	2,660,238	766,346	327,611
Other operating expenses	722,779	213,733	169,953
Foreign currency loss	21,818	21,818	-

Total expenses	3,816,280	1,119,967	531,566

LOSS BEFORE OTHER ITEMS, EXTRAORDINARY ITEM
AND INCOME TAXES	(3,892,568)	(1,107,362)	(550,057)

Interest income	32,147	-	14,146
Interest expense	(43,295)	(1,315)	(18,798)
Other income	2,315	-	-
Gain on settlement of debt	770,382	-	-

LOSS BEFORE INCOME TAXES	(3,131,019)	(1,108,677)	(554,709)

Provision for income taxes	6	-	6

NET LOSS	(3,131,025)	(1,108,677)	(554,715)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(232,005)	(183,106)	(34,279)

COMPREHENSIVE LOSS	$(3,363,030)	$(1,291,783)	$588,994

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		104,692,156	75,875,000

The accompanying notes are an integral part of these consolidated financial statements.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(March 31, 2004)	Ended	Ended
	to January 31,	January 31,	December 31,
	2007	2007	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,901,401)	$(1,108,677)	$(554,715)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	5,977	1,282	2,514
Gain on settlement of debt	770,382	-	-
Additional paid-in capital	1,240,459	-	-
Impairment loss on inventories	96,225	-	-
Change in operating assets and liabilities
Increase in other receivables	(322,638)	(245,953)	(76,685)
Increase in inventory	(490,259)	(490,259)	-
Increase in prepaid expenses	(6,197)	(390,677)	(97)
Increase in assets not allocated to investing or financing activities	(119,664)	-	-
Increase in accounts payable and accrued liabilities	1,242,301	954,383	123,418
Increase in accrued interest payable	20,113	1,315	18,798

Net cash used in operating activities	(1,464,702)	(887,909)	(486,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(3,079)	-	796
Acquisition of patent	(29,655)	-	29,655
Acquisition of MEBA & Baur –deferred	(1,216,116)	(390,677)

Net cash used in investing activities	(1,248,850)	(390,677)	30,451

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Vitavea Inc.	39,982	39,982	-
Issuance of capital stock for cash	1,258,415	1,190,065	-
Proceeds from loan receivable	-		74,439
Proceeds from loans payable	1,538,056	121,065	1,158,909

Net cash provided by financing activities	2,836,453	1,351,112	1,233,348

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(71,033)	(22,127)	(103,007)

NET INCREASE IN CASH	51,868	50,399	674,025

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,469	146,436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,868	$51,868	$1,153,461

The accompanying notes are an integral part of these consolidated financial statements.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Vitavea Inc. (formerly GA Computer Sciences Inc.) (the “Company”) was incorporated on March 10, 2004, under the Laws of the State of Nevada and was engaged in the business of producing, marketing and selling software created by “Open Office” in pre-packaged, shrink-wrapped standard compact disk jewel cases via the internet through the Company’s website. Effective November 13, 2006, the Company acquired 100% of the issued and outstanding shares of Vitavea AG (“Vitavea”), a company engaged in the business of manufacturing, marketing and distributing nutritional supplements. The Company has abandoned its software business in order to focus its resources on the development of Vitavea’s nutritional supplement business. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

Effective November 13, 2006, the Company acquired 100% of the issued and outstanding shares of Vitavea from WKB Beteiligungsgesellschaft mbH (“WKB”) and Crystalwood Holdings Inc. (“Crystalwood”) in exchange for Euro 300,000 and an aggregate of 34,350,000 shares of the Company’s common stock. In addition, Peter Hoyle and Lina Zhou transferred an aggregate of 40,650,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to WKB in exchange for $10,000. Completion of the acquisition resulted in the former shareholders of Vitavea holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Vitavea.

The unaudited consolidated financial statements of the Company prior to November 13, 2006 are those of Vitavea. The Company’s date of incorporation is considered to be March 31, 2004, the date of inception of Vitavea AG. Effective November 27, 2006, the Company changed its name from GA Computer Sciences Inc. to Vitavea Inc.

Effective March 31, 2006, Vitavea changed its year-end from December 31 to October 31 to correspond with the Company’s year-end. Comparative financial information for the three months ended December 31, 2005 has been included in these unaudited financial statements.

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at January 31, 2007 and for all periods presented, have been included. Interim results for the period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

	(a)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

	(b)	Foreign currency translation

The functional currency of the Company is the United States dollar. The Company’s subsidiary, Vitavea AG, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

The Company follows the current rate method of translation with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

	(d)	Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in-first-out basis. Inventories consist of nutritional supplements and are all finished goods.

	(e)	Prepaid expenses

Prepaid expenses consist primarily of a refundable vehicle lease deposit.

	(f)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

	(g)	Equipment

Equipment is recorded at cost and consists of computer equipment. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Computer equipment is amortized over the estimated useful life of three years.

	(h)	Patents

Patents are recorded at cost. Capitalized amounts relate solely to the acquisition of one patent. Depreciation is calculated using the straight-line method over the useful life of the patent of eight years.

	(i)	Goodwill and intangible assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Intangible Assets,” which requires that costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, be recognized as an expense when incurred. Goodwill and intangible assets acquired for fair value having definite lives are amortized over their useful life.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(j)	Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

	(k)	Revenue recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from products is recognized when title passes to the customer and all revenue recognition criteria specified above is met.

	(l)	Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	(m)	Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(n)	Stock-based compensation

The Company accounts for stock-based compensation issued to employees in accordance with the provisions of SFAS 123R, “Share-Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(n)	Stock-based compensation (continued)

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

As of January 31, 2007, there were no stock options granted.

	(o)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

	(p)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(q)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(r)	Concentration of credit risk

Cash and cash equivalents is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(s) Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(t) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

3.	DEFERRED ACQUSITION COSTS

On November 28, 2006, Vitavea entered into an agreement to acquire 100% of the issued and outstanding shares of two companies, Adolf Baur GmbH (“Baur”) and MEBA Medizinische Badebetriebsgesellschaft mbH (“MEBA”) for an aggregate purchase price of Euro 2,250,000 (approximately US -$2,857,500) of which a total of Euro 950,000 (US -$1,216,117) has already been paid. Baur and MEBA are companies engaged in the business of manufacturing and distributing medicinal mineral bath products. The remaining amount of the purchase price, with interest payable thereon, is due as follows:

	(i)	Euro 250,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before March 1, 2007;

	(ii)	Euro 250,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before June 1, 2007;

	(iii)	Euro 250,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before September 1, 2007; and

(iv)

Euro 550,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before December 1, 2007.

Upon closing, the total amount of the purchase price will be adjusted based on the total receivables and liabilities of Baur and MEBA, with the amount of the purchase price increasing if BAUR and MEBA have net receivables as compared to liabilities on December 1, 2007 and the amount of the purchase price decreasing if BAUR and MEBA have net liabilities as compared to receivables on that date.

4.	EQUIPMENT AND PATENTS

Equipment

January 31,
2007

Computer equipment	3,079
Accumulated depreciation	(1,156)

Net book value	$1,923

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued) Patent

January 31,
2007

Patent	$29,655
Accumulated depreciation	(4,821)

Net book value	$24,834

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

5.	LOANS PAYABLE - CURRENT

During the three months ended January 31, 2007, several loans were granted from a third party individual totaling Euro 170,000 (US -$220,320) of which Euro 125,000 (US -$162,000) was repaid in the same period. The loans are non-interest bearing and have no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for $75,000. The loan bears interest at 8% per annum, compounded annually, and was due November 16, 2006. During the three months ended January 31, 2007, the third party company agreed to extend the term of the loan until November 17, 2007. Interest expense accrued for the three months ended January 31, 2007 totaled $1,315.

6.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the year ended October 31, 2006, a loan was granted from a director and officer of the Company and managing director of Vitavea for Euro 13,000 (US -$16,848). During the three months ended January, 31, 2007, a second loan was granted for Euro 48,000 (US -$62,208). The loans are non-interest bearing and have no specific terms for repayment.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (continued)

Other

At January 31, 2007, included in accounts payable and accrued liabilities is Euro 9,340 (US -$12,105) owed to a company with a common managing director of the Company for office rent. Office rent expense totaled Euro 6,000 (US -$7,811) for the three months ended January 31, 2007.

At January 31, 2007, included in accounts payable and accrued liabilities is Euro 1,000 (US -$1,296) owed to a managing director of Vitavea for management fees.

Management and consulting fees paid to officers and directors of the Company and the managing director of Vitavea for the three months ended January 31, 2007 totaled $6,905. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

7.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 750,000,000 shares of common stock, par value $0.001. Effective January 17, 2006, the Company effected a stock split of its common stock by issuing ten new shares for each old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock split.

On March 31, 2004, the Company issued 74,775,308 shares of common stock for total proceeds of Euro 50,000 (US -$68,350).

On November 13, 2006, the Company acquired all the issued and outstanding stock of Vitavea, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 34,350,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Vitavea AG.

On December 11, 2006, the Company issued 500,000 common shares at a price of Euro 1.00 (US -$1.33) per share for total proceeds of Euro 500,000 (US -$664,717) in a private placement transaction.

On December 29, 2006, the Company issued 400,000 common shares at a price of Euro 1.00 (US -$1.31) per share for total proceeds of Euro 400,000 (US -$525,348) in a private placement transaction.

8.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Vitavea AG were conducted in one reportable segment, being the development of Vitavea’s nutritional supplement business. The Company’s equipment and patent are located in Germany.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

9.	COMMITMENTS

On August 1, 2005, Vitavea AG entered into a lease agreement with a company with a common managing director for tenancy of office space. The lease agreement requires monthly lease payments of Euro 2,000 (US -$2,592) plus taxes.

On April 27, 2004, Vitavea entered into a vehicle lease agreement that expires on May 1, 2008. The vehicle lease agreement required an initial payment of Euro 4,900 (US -$6,350) plus taxes and requires monthly lease payments of Euro 276 (US -$358) plus taxes. The deposit will be refunded at the end of the lease.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception
	(March 31,	Three Months	Three Months
	2004) to	Ended	Ended
	January 31,	January, 31	December, 31
	2007	2007	2005

Cash paid for:
Interest	$5,036	$-	$-
Income taxes	$6	$-	$6

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (March 31, 2004) to January 31, 2007, the Company issued 34,350,000 common shares for the acquisition of Vitavea AG.

During the period ended October 31, 2006, WKB agreed to waive its claim of Euro 1,578,000 (US -$2,029,655). A portion of the claim valued at Euro 974,767 (US -$1,240,459) was transferred into additional paid-in capital. The remaining portion, including accumulated interest totaling Euro 15,101 (US -$18,814) was recorded as a gain on settlement of debt in the amount of Euro 618,334 (US -$770,382).

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

11.	SUBSEQUENT EVENTS

On February 5, 2007, the Company issued 260,416 units at a price of Euro 0.96 (US -$1.24) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 250,000 (US -$324,002). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 0.96 (US -$1.24) per share for a period of one year from the date of closing.

On February 14, 2007, the Company issued 150,000 units at a price of Euro 1.00 (US -$1.30) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 150,000 (US -$194,401). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 1.00 (US -$1.30) per share for a period of one year from the date of closing.

On March 12, 2007, the Company issued 537,634 common shares at a price of Euro 0.93 (US -$1.21) per share for total proceeds of Euro 500,000 (US -$648,004) in a private placement transaction.

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

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company” and “Vitavea” mean Vitavea Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise indicated.

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

Under the terms of the Share Purchase Agreement, we acquired all of the outstanding shares of Vitavea AG from WKB and Crystalwood and, in exchange, we issued the following shares of our common stock:

	Shares of Vitavea AG	Shares of
	Acquired	Our Common Stock
		Issued
WKB Beteiligungsgesellschaft mbH	45,500	31,258,500
Crystalwood Holdings Ltd.	4,500	3,091,500
Total:	50,000 shares	34,350,000 shares

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments have occurred since the completion of our fiscal year ended October 31, 2006:

1.	Effective November 13, 2006, we completed the acquisition of a 100% ownership interest of Vitavea AG. See “Corporate Background” above.

2.

On November 16, 2006, we entered into an amendment agreement to the loan agreement with Black Pointe Holdings Inc., pursuant to which Black Pointe Holdings Inc. agreed to extend the due date for the $75,000 loan granted to us from November 16, 2006 to November 16, 2007. A copy of the above amendment agreement to the loan agreement is attached as an exhibit to our Annual Report for the year ended October 31, 2006 filed with the SEC on February 13, 2007.

3.

Effective November 27, 2006, we changed our name from “GA Computer Sciences Inc.” to “Vitavea Inc.” in anticipation of completing the acquisition of Vitavea AG. Our symbol was changed to “VVEA” on November 27, 2006 upon completion of our name change to Vitavea Inc.

4.	On November 28, 2006, Vitavea AG entered into an agreement to acquire all of the shares of Adolf Baur GmbH and MEBA Medizinische Badebetriebsgesellschaft mbH. See “Plan of Operation” below.

5.

On December 11, 2006, we completed a private placement for 500,000 shares of our common stock at a price of EUR 1.00 (approximately $1.33) per share, for total proceeds of EUR 500,000 (approximately $664,717). The subscribed for shares were sold in reliance on provisions of Regulation S under the Securities Act on the basis that the sole subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

6.

On December 29, 2006, we completed a private placement for 400,000 shares of our common stock at a price of EUR 1.00 (approximately $1.31) per share, for total proceeds of EUR 400,000 (approximately $525,348). The subscribed for shares were sold in reliance on provisions of Regulation S under the Securities Act on the basis that the sole subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

7.

On February 5, 2007, we completed a private placement for 260,416 units at a price of EUR 0.96 (approximately $1.25) per unit, for total proceeds of approximately EUR 250,000 (approximately $325,500). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.96 per share for a period of one year from the date the warrant was issued. The subscribed for shares were sold in reliance on the provisions of Regulation S under the Securities Act on the basis that each subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

8.	On February 14, 2007, we completed a private placement for 150,000 units at a price of EUR 1.00 (approximately $1.30) per unit, for total proceeds of approximately EUR 150,000

(approximately $195,000). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 1.00 per share for a period of one year from the date the warrant was issued. The subscribed for shares were sold in reliance on the provisions of Regulation S under the Securities Act on the basis that each subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

9.

On March 12, 2007, we completed a private placement for 537,634 shares of our common stock at a price of EUR 0.93 (approximately $1.21) per share, for total proceeds of EUR 500,000 (approximately $650,000). The subscribed for shares were sold in reliance on provisions of Regulation S under the Securities Act of 1933 (the “Securities Act”) on the basis that the sole subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

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

We anticipate that we will require approximately EUR 5,300,000 (approximately $6,890,000) over the next twelve months in order to complete Vitavea AG’s plan of operation. This amount will be spent on marketing and advertising efforts, product development efforts and on general administrative expenses related to the operation of our business.

In addition, we have entered into an agreement to acquire two companies engaged in the business of manufacturing and distributing medicinal mineral bath products. Over the next twelve months, we intend to proceed with the acquisition of these companies, known as Adolf Baur GmbH (“Baur”) and MEBA Medizinische Badebetriebsgesellschaft mbH (“MEBA”). The acquisition agreement for Baur and MEBA calls for us to pay:

(i)	EUR 250,000 (approximately $325,000) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before March 1, 2007;

(ii)	EUR 250,000 (approximately $325,000) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before June 1, 2007;

(iii)	EUR 250,000 (approximately $325,000) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before September 1, 2007; and

(iv)	EUR 550,000 (approximately $715,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before December 1, 2007.

As of the date of filing of this Quarterly Report, we had not made the March 1, 2007 payment in respect of Baur and MEBA. We have withheld the March payment because the principal and managing director of Baur and MEBA have failed to provide us with full and open disclosure regarding the operations and financial results of those companies on an ongoing basis. We intend to withhold payment until Baur and MEBA provide us with satisfactory responses to our inquiries. We are currently working to resolve this matter.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Vitavea AG has been accounted for as a reverse takeover of Vitavea and Vitavea AG has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Vitavea AG and not Vitavea. The financial information provided below for the period ended December 31, 2005 represents the operations of Vitavea AG. The operations of Vitavea are included from the effective date of the acquisition, November 13, 2006.

Vitavea AG changed its year-end from December 31 to October 31 prior to completion of the acquisition. As a result, comparative information to the three months ended December 31, 2005 has been included in this Quarterly Report.

First Quarter Summary

	Three Months Ended	Three Months Ended	Percentage
	January 31, 2007	December 31, 2005	Increase / (Decrease)
Revenue	$13,892	$573	2,324.4%
Costs of Goods Sold	(1,287)	(19,064)	(93.2)%
Expenses	(1,119,967)	(531,566)	110.7%
Interest Income	-	14,146	(100)%
Interest Expense	(1,315)	(18,798)	(93.0)%
Loss Before Income Taxes	$(1,108,677)	$(554,709)	99.9%

Revenue

We have only earned nominal revenues to date and we do not anticipate earning significant revenues in the near future.

Operating Expenses

Our expenses for the quarterly period ended January 31, 2007 and the quarterly period ended December 31, 2005 consisted of the following:

		Three Months
	Three Months Ended	Ended	Percentage
	January 31, 2007	December 31, 2005	Increase / (Decrease)
Amortization	$1,282	$2,514	(49.0)%
Professional Fees	109,883	27,753	295.9%
Management Fees	6,905	3,735	84.9%
Marketing Expenses	766,346	327,611	133.9%
Other Operating Expenses	213,733	169,953	25.8%
Foreign Currency Loss	21,818	-	n/a
Total	$1,119,967	$531,566	110.7%

Additional professional fees for the period ended January 31, 2007 include legal and accounting fees incurred by us and Vitavea AG in connection with our acquisition of Vitavea AG and in respect of meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. Marketing expenses increased by 133.9% during the period ended January 31, 2007. This increase was largely a result of amounts spent for a television advertising campaign for our products that is to air in Germany in February and March.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2007	At December 31, 2005	Increase / (Decrease)
Current Assets	$2,107,437	$1,278,623	64.8%
Current Liabilities	(1,508,254)	(144,345)	944.9%
Working Capital	$599,183	$1,134,278	(47.2)%

Cash Flows
	Three Months	Three Months
	Ended	Ended
	January 31, 2007	December 31, 2005
Cash Flows Used In Operating Activities	$(1,278,586)	$(486,767)
Cash Flows Used In Investing Activities	-	30,451
Cash Flows From Financing Activities	1,351,112	1,233,348
Net Increase in Cash (net of foreign currency translation effects)	$50,399	$674,025

The decrease in our working capital at January 31, 2007 from December 31, 2005, and the increase in our cash used during the three months ended January 31, 2007, is primarily a result of an increase in our marketing expenses and professional fees, and from the fact that we earned nominal revenue amounts during the three months ended January 31, 2007.

Future Financings

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months and complete the proposed acquisition of Baur and MEBA. We have not earned any significant revenues to date, and there are no assurances that we will be able to generate significant revenues in the future. As such, our ability to complete our plan of operation is expected to be dependent upon our ability to obtain substantial financing in the near term. To date, we have financed our operations through sales of our equity securities and short-term loans. We have completed the following financings since our fiscal year ended October 31, 2006:

(a)

On December 11, 2006, we completed a private placement for 500,000 shares of our common stock at a price of EUR 1.00 (approximately $1.33) per share, for total proceeds of EUR 500,000 (approximately $664,717).

(b)

On December 29, 2006, we completed a private placement for 400,000 shares of our common stock at a price of EUR 1.00 (approximately $1.31) per share, for total proceeds of EUR 400,000 (approximately $525,348).

(c)

On February 5, 2007, we completed a private placement for 260,416 units at a price of EUR 0.96 (approximately $1.25) per unit, for total proceeds of approximately EUR 250,000 (approximately $325,500). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.96 per share for a period of one year from the date the warrant was issued.

(d)

On February 14, 2007, we completed a private placement for 150,000 units at a price of EUR 1.00 (approximately $1.30) per unit, for total proceeds of approximately EUR 150,000 (approximately $195,000). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 1.00 per share for a period of one year from the date the warrant was issued.

(e)

On March 12, 2007, we completed a private placement for 537,634 shares of our common stock at a price of EUR 0.93 (approximately $1.21) per share, for total proceeds of EUR 500,000 (approximately $650,000).

We anticipate that we will continue to rely on equity sales of our common shares in order to continue to fund our business operations. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are described at Note 3 to our financial statements for the three month period ended January 31, 2007.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require approximately $6,890,000 in financing in order to fund our plan of operation over the next twelve months, plus at least an additional $1,690,500 to fund the acquisition of Baur and MEBA. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

There Is A Risk That We May Not Complete The Acquisition Of Baur And MEBA

We have withheld payment of the amounts due under our agreement to acquire Baur and MEBA because the principal and managing director of those companies have failed to provide us with full and open disclosure about their current operations and financial results. We do not intend to advance additional payments under the acquisition agreement until we have received satisfactory responses to our inquiries. As a result, there is a significant risk that we will not complete the acquisition of Baur and MEBA, even if we have the financial resources to do so.

Limited Operating History, Risks Of A New Business Venture

Vitavea AG was formed on March 31, 2004 and, as such, has a very short operating history upon which future performance may be assessed. Vitavea AG has only earned nominal revenues to date.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We completed two private placement financings during the month of December, 2006 for total proceeds of approximately $1,190,065. A description of these private placement financings is included in this Quarterly Report at Item 2. “Management’s Discussion and Analysis or Plan of Operation, Recent Corporate Developments”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Unregistered Sales of Equity Securities

Since the end of our January 31, 2007 fiscal quarter, we have completed three private placement financings:

(a)	a private placement financing completed on February 5, 2007 for approximately $325,500;

(b)	a private placement financing completed on February 14, 2007 for approximately $195,000; and

(c)	a private placement financing completed on March 12, 2007 for approximately $650,000.

A description of these private placement financings is included in this Quarterly Report at Item 2. “Management’s Discussion and Analysis or Plan of Operation, Recent Corporate Developments”.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Amendment to Articles of Incorporation filed March 14, 2005.(1)
3.3	Certificate of Change to Authorized Capital effective January 17, 2006.(2)

Exhibit
Number	Description of Exhibits
3.4	Certificate of Amendment to Articles of Incorporation – name change to “Vitavea Inc.” effective November 27, 2006.(8)
3.5	Bylaws.(1)
10.1	GNU General Public License (GPL).(1)
10.2	GNU Lesser General Public License (LGPL).(1)
10.3	Sun Industry Standards Source License (SISSL).(1)
10.4	Loan Agreement with Blackpointe Holdings Inc.(3)
10.5	Share Purchase Agreement among the Company, Vitavea AG, WKB Beteiligungsgesellschaft mbH, Crystalwood Holdings Ltd., Peter J. Hoyle and Lina Zhou, dated for reference the 31st day of July, 2006.(4)
10.6	Extension Letter from WKB Beteiligungsgesellshaft mbH dated August 23, 2006.(5)
10.7	Loan Agreement between the Company and Vitavea AG dated as of August 31, 2006.(5)
10.8	Promissory Note executed by Vitavea AG as of August 31, 2006.(5)
10.9	Extension Letter from WKB Beteiligungsgesellshaft mbH dated September 15, 2006.(6)
10.10	Loan Agreement between the Company and Vitavea AG dated as of October 3, 2006.(7)
10.11	Promissory Note executed by Vitavea AG as of October 3, 2006.(7)
10.12	Loan Agreement between the Company and Vitavea AG dated as of October 11, 2006.(7)
10.13	Promissory Note executed by Vitavea AG as of October 11, 2006.(7)
10.14	Amendment Agreement to the Loan Agreement between the Company and Black Pointe Holdings Inc., dated for reference the 16th day of November, 2006.(8)
10.15	Purchase Agreement between Vitavea AG, Carmen Otho-Loefert, Meba Medizinische Badebetriebsgesellschaft MBH and Adolf Baur GmbH, dated for reference the 28th day of November, 2006 (translated from German to English).(8)
14.1	Code of Ethics.(1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(8) Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on February 13, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAVEA INC.

Date:	March 26, 2007	By:	/s/ Roger Liere
ROGER LIERE
Chief Executive Officer and President
(Principal Executive Officer )

Date:	March 26, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)