Form 10QSB
period 2007-04-30
VITAVEA INC.
filed 2007-06-20
CIK 1324207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 19, 2007, the Issuer had 110,973,358 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

April 30, 2007
(Unaudited)

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

April 30,
2007

ASSETS

Current Assets
Cash and cash equivalents	$139,332
Other receivables	320,203
Inventory	513,713
Prepaid expenses	6,795
Deferred acquisition costs (Note 3)	-
Deferred tax asset, less valuation allowance of $1,324,541	-
Total Current Assets	980,043

Equipment (Note 4)	1,791
Patent (Note 4)	25,592

Total Assets	$1,007,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$365,466
Accounts payable and accrued liabilities related parties (Note 6)	7,780
Loans payable –current (Note 5)	262,258
Loans payable –current –related parties (Note 6)	20,472

Total Current Liabilities	655,976

Commitments (Note 3, 9)

Stockholders’ Equity
Common stock (Note 7)
Authorized
750,000,000 common shares, par value $0.001
Issued and outstanding
110,973,358	110,973
Additional paid-in capital	4,904,022
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(145,158)
Deficit accumulated during the development stage	(4,518,387)

Total Stockholders’ Equity	351,450

Total Liabilities and Stockholders’ Equity	$1,007,426

The accompanying notes are an integral part of these consolidated financial statements.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	(March 31, 2004)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	March 31,	April 30,	March 31,
	2007	2007	2006	2007	2006

REVENUE
Sales	$29,944	$15,903	$798	$2,011	$225
Cost of goods sold	(104,498)	(1,564)	(19,341)	(277)	(277)

Gross margin	(74,554)	14,339	(18,543)	1,734	(52)

EXPENSES
Amortization	7,283	2,588	2,767	1,306	253
Professional fees	555,500	290,795	29,709	180,912	1,956
Management fees	37,861	13,886	7,473	6,981	3,738
Marketing expenses	2,561,548	667,656	1,158,279	(98,690)	830,668
Other operating expenses	885,994	376,948	191,491	163,215	21,538
Foreign currency gain	(104,654)	(104,654)	-	(126,472)	-

Total expenses	3,943,532	1,247,219	1,389,719	127,252	858,153

LOSS BEFORE OTHER ITEMS,
AND INCOME TAXES	(4,018,086)	(1,232,880)	(1,408,262)	(125,518)	(858,205)

Interest income	32,147	-	29,844	-	15,698
Interest expense	(44,758)	(2,778)	(18,798)	(1,463)	-
Other income	2,315	-	-	-	-
Gain on settlement of debt	770,382	-	-	-	-
Writedown of acquisition costs	(1,260,381)	(1,260,381)	-	(1,260,381)	-

LOSS BEFORE INCOME TAXES	(4,518,381)	(2,496,039)	(1,397,216)	(1,387,362)	(842,507)

Provision for income taxes	6	-	6	-	-

NET LOSS	(4,518,387)	(2,496,039)	(1,397,222)	(1,387,362)	(842,507)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(145,158)	(96,259)	47,310	86,847	13,031

COMPREHENSIVE LOSS	$(4,663,545)	$(2,592,298)	$(1,349,912)	$(1,300,515)	$(829,476)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.02)	$(0.02)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		107,643,093	75,875,000	110,693,499	75,875,000

The accompanying notes are an integral part of these consolidated financial statements.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six
	From Inception	Months	Months
	(March 31, 2004)	Ended	Ended
	to April 30,	April 30,	March 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,288,763)	$(2,496,039)	$(1,397,222)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	7,283	2,588	2,784
Gain on settlement of debt	770,382	-	-
Writedown of acquisition costs	1,219,616	1,219,616	-
Additional paid-in capital	1,240,459	-	-
Impairment loss on inventories	96,225	-	-
Change in operating assets and liabilities
Increase in other receivables	(283,513)	(206,828)	(129,829)
Increase in inventory	(494,556)	(494,556)	-
Increase in prepaid expenses	(6,197)	-	(93)
Increase in assets not allocated to investing or financing activities	(119,664)	-	-
Increase (decrease) in accounts payable and accrued liabilities	283,440	(4,478)	628,958
Increase in accounts payable and accrued liabilities – related parties	7,175	7,175	-
Increase in accrued interest payable	21,576	2,778	18,092

Net cash used in operating activities	(2,546,537)	(1,969,744)	(877,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(3,079)	-	(3,143)
Acquisition of patent	(29,655)	-	(29,952)
Acquisition of MEBA & Baur –deferred	(1,219,616)	(394,177)	-

Net cash used in investing activities	(1,252,350)	(394,177)	(33,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Vitavea Inc.	39,982	39,982	-
Issuance of capital stock for cash	2,433,909	2,365,559	-
Proceeds from loan receivable	-		71,645
Proceeds from loans payable	1,575,493	174,752	-
Proceeds from loans payable –related parties	18,878	2,628	1,115,411

Net cash provided by financing activities	4,068,262	2,582,921	1,187,056

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(130,043)	(81,137)	56,988

NET INCREASE IN CASH	139,332	137,863	333,639

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,469	479,436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,332	$139,332	$813,075

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

The unaudited consolidated financial statements of the Company prior to November 13, 2006 are those of Vitavea. The Company’s date of incorporation is considered to be March 31, 2004, the date of inception of Vitavea. Effective November 27, 2006, the Company changed its name from GA Computer Sciences Inc. to Vitavea Inc.

Effective March 31, 2006, Vitavea changed its year-end from December 31 to October 31 to correspond with the Company’s year-end. Comparative financial information for the six and three months ended March 31, 2006 has been included in these unaudited financial statements.

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2007 and for all periods presented, have been included. Interim results for the period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
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

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

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

(b) Foreign currency translation

The functional currency of the Company is the U.S. dollar. The Company’s subsidiary, Vitavea AG, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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
April 30, 2007
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
April 30, 2007
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
April 30, 2007
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

As of April 30, 2007, there have been no stock options granted.

(o) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2007, there were no potentially dilutive securities outstanding.

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
April 30, 2007
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
April 30, 2007
(Unaudited)

3.	DEFERRED ACQUSITION COSTS

On November 28, 2006, Vitavea entered into an agreement to acquire 100% of the issued and outstanding shares of two companies, Adolf Baur GmbH (“Baur”) and MEBA Medizinische Badebetriebsgesellschaft mbH (“MEBA”) for an aggregate purchase price of Euro 2,250,000 (approximately US -$3,070,845) of which a total of Euro 950,000 (US -$1,296,579) has already been paid. Baur and MEBA are companies engaged in the business of manufacturing and distributing medicinal mineral bath products. The remaining amount of the purchase price, with interest payable thereon, is due as follows:

(i)	Euro 250,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before March 1, 2007

(ii)	Euro 250,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before June 1, 2007

(iii)	Euro 250,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before September 1, 2007; and

(iv)	Euro 550,000 plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before December 1, 2007

Upon closing, the total amount of the purchase price will be adjusted based on the total receivables and liabilities of Baur and MEBA, with the amount of the purchase price increasing if BAUR and MEBA have net receivables as compared to liabilities on December 1, 2007 and the amount of the purchase price decreasing if BAUR and MEBA have net liabilities as compared to receivables on that date.

In April 2007, the principals of Baur and MEBA notified Vitavea that they were terminating the agreement due to non-payment. Vitavea withheld the March and June 2007 ((i) and (ii) above) instalments as the principals of Baur and MEBA had failed to provide full and open disclosure regarding the operations and financial results of those companies on an ongoing basis as required under the agreement. The Company is currently negotiating with the principals of Baur and MEBA to reinstate the agreement and/or recover the purchase price already paid. The Company has recorded a writedown of the purchase price paid as substantial doubt exists.

4.	EQUIPMENT AND PATENTS

Equipment

April 30,
2007

Computer equipment	3,217
Accumulated depreciation	(1,426)

Net book value	$1,791

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued)

Patent

April 30,
2007

Patent	$28,534
Accumulated depreciation	(2,942)

Net book value	$25,592

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

During the six months ended April 30, 2007, several loans were granted from a third party individual totaling Euro 238,000 (US -$324,827) of which Euro 125,000 (US -$170,602) was repaid in the same period. The loans are non-interest bearing and have no specific terms of repayment.

During the six months ended April 30, 2007, a loan was granted from a third party individual totaling Euro 20,000 (US -27,296). The loan is non-interest bearing and has no specific terms of repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for $75,000. The loan bears interest at 8% per annum, compounded annually, and was due November 16, 2006. During the six months ended April 30, 2007, the third party company agreed to extend the term of the loan until November 17, 2007. Interest expense accrued for the six months ended April 30, 2007 totaled $2,778.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the year ended October 31, 2006, a loan was granted from a director and officer of the Company and managing director of Vitavea for Euro 13,000 (US -$17,743) which was repaid in the six months ended April 30, 2007. During the six months ended April 30, 2007, a second loan was granted for Euro 48,000 (US -$65,511) of which Euro 33,000 (US -$45,039 ) was repaid in the same period. The loans are non-interest bearing and have no specific terms for repayment.

Other

At April 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 4,700 (US -$6,415) owed to a company with a common managing director of the Company for office rent. Office rent expense for the six months ended April 30, 2007 totaled Euro 12,000 (US -$15,711).

At April 30, 2007, included in accounts payable and accrued liabilities –related parties is Euro 1,000 (US -$1,365) owed to a managing director of Vitavea for management fees.

Management and consulting fees paid to officers and directors of the Company and the managing director of Vitavea for the six and three months ended April 30, 2007 totaled $13,885 and $6,980. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

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

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
(Unaudited)

7.	COMMON STOCK (continued)

On February 5, 2007, the Company issued 260,416 units at a price of Euro 0.96 (US -$1.24) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 250,000 (US -$323,917). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 0.96 (US -$1.24) per share for a period of one year from the date of closing.

On February 14, 2007, the Company issued 150,000 units at a price of Euro 1.00 (US -$1.30) per unit in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant for total proceeds of Euro 150,000 (US -$194,856). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of Euro 1.00 (US -$1.30) per share for a period of one year from the date of closing.

On March 12, 2007, the Company issued 537,634 common shares at a price of Euro 0.93 (US -$1.22) per share for total proceeds of Euro 500,000 (US -$656,721) in a private placement transaction.

8.	WARRANTS

Date	Issued	Outstanding	Exercise Price	Expiry Date

February 5, 2007	260,416	260,416	Euro 0.96 (US $1.24)	February 5, 2008
February 14, 2007	150,000	150,000	Euro 1.00 (US $1.30)	February 12, 2008

9.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Vitavea AG were conducted in one reportable segment, being the development of Vitavea’s nutritional supplement business. The Company’s equipment and patent are located in Germany.

10.	COMMITMENTS

On August 1, 2005, Vitavea AG entered into a lease agreement with a company with a common managing director for tenancy of office space. The lease agreement requires monthly lease payments of Euro 2,000 (US -$2,730) plus taxes.

On April 27, 2004, Vitavea entered into a vehicle lease agreement that expires on May 1, 2008. The vehicle lease agreement required an initial payment of Euro 4,900 (US -$6,688) plus taxes and requires monthly lease payments of Euro 276 (US -$377) plus taxes. The deposit will be refunded at the end of the lease.

VITAVEA INC.
(formerly GA Computer Sciences Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
(Unaudited)

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception
	(March 31,	Six Months	Six Months
	2004) to	Ended	Ended
	April 30,	April 30,	March 31,
	2007	2007	2006

Cash paid for:
Interest	$5,036	$-	$-
Income taxes	$6	$-	$6

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (March 31, 2004) to April 30, 2007, the Company issued 34,350,000 common shares for the acquisition of Vitavea AG.

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

RECENT CORPORATE DEVELOPMENTS

The following significant developments have occurred since the completion of our January 31, 2007 fiscal quarter:

1.

1. On February 5, 2007, we completed a private placement for 260,416 units at a price of EUR 0.96 (approximately $1.24) per unit, for total proceeds of approximately EUR 250,000 (approximately $323,917). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.96 per share for a period of one year from the date the warrant was issued. The subscribed for shares were sold in reliance on the provisions of Regulation S under the Securities Act on the basis that each subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

2.

2. On February 14, 2007, we completed a private placement for 150,000 units at a price of EUR 1.00 (approximately $1.30) per unit, for total proceeds of approximately EUR 150,000 (approximately $194,856). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 1.00 per share for a period of one year from the date the warrant was issued. The subscribed for shares were sold in reliance on the provisions of Regulation S under the Securities Act on the basis that each subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

3.

3. On March 12, 2007, we completed a private placement for 537,634 shares of our common stock at a price of EUR 0.93 (approximately $1.22) per share, for total proceeds of EUR 500,000 (approximately $656,721). The subscribed for shares were sold in reliance on provisions of Regulation S under the Securities Act of 1933 (the “Securities Act”) on the basis that the sole subscriber was not a US person as defined in Regulation S. No underwriting discounts or commissions were involved.

4.

4. In April, 2007, the principals of Adolf Baur GmbH (“Baur”) and MEBA Medizinische Badebetriebsgesellschaft mbH (“MEBA”) notified us that they were terminating our agreement to purchase those companies. Under the terms of the agreement, we had agreed to acquire Baur and MEBA for an aggregate purchase price of EUR 2,250,000 (approximately $3,070,845), of which EUR 950,000 (approximately $1,296,579) has already been paid. The agreement called for the remaining amount of the purchase price to be paid in installments. The first of these payments was to be made on March 1, 2007, with a second payment due on June 1, 2007. (See “Plan of Operation,” below.) We had withheld payment of the March and June installments as the principals of Baur and MEBA had failed to provide us with full and open disclosure regarding the operations and financial results of those companies on an ongoing basis as required under the agreement. We are currently negotiating with the principals of Baur and MEBA in an effort to reinstate our agreement. Although our management still hopes to be able to complete the acquisition of these companies, there is a substantial doubt that we will be able to do so. If we are not able to complete the acquisition of Baur and MEBA, we will seek to recover the portion of the purchase price already paid by us. However, there are no assurances that we will be able to do so.

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

We anticipate that we will require approximately EUR 5,300,000 (approximately $7,238,500) over the next twelve months in order to complete Vitavea AG’s plan of operation. This amount will be spent on marketing and advertising efforts, product development efforts and on general administrative expenses related to the operation of our business.

In November, 2007, we entered into an agreement to acquire Baur and MEBA, two companies engaged in the business of manufacturing and distributing medicinal mineral bath products. Under the terms of our agreement, the aggregate purchase price for Baur and MEBA is EUR 2,250,000 (approximately $3,070,845), of which EUR 950,000 (approximately $1,296,579) has already been paid. The agreement calls for the remaining amount of the purchase price to be paid as follows:

(i)	EUR 250,000 (approximately $341,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before March 1, 2007;
(ii)	EUR 250,000 (approximately $341,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before June 1, 2007;
(iii)	EUR 250,000 (approximately $341,500) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before September 1, 2007; and
(iv)	EUR 550,000 (approximately $751,000) plus interest accrued at a rate of 6% per annum beginning on December 10, 2006, on or before December 1, 2007.

As discussed above, we had withheld the March 1, 2007 and June 1, 2007 payments because the principals of Baur and MEBA have failed to provide us with full and open disclosure regarding the ongoing operations and financial results of those companies as required under the terms of our agreement. In April, 2007, the principals of Baur and MEBA notified us that they were terminating the provisions of our agreement. We are currently negotiating with the principals of Baur and MEBA in an effort to reinstate our agreement. Although our management still hopes to be able to complete the acquisition of these companies, there is a substantial doubt that we will be able to do so. If we are not able to complete the acquisition of Baur and MEBA, we will seek to recover the portion of the purchase price already paid by us. However, there are no assurances that we will be able to do so.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Vitavea AG has been accounted for as a reverse takeover of Vitavea and Vitavea AG has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Vitavea AG and not Vitavea. The financial information provided below for the period ended March 31, 2006 represents the operations of Vitavea AG. The operations of Vitavea are included from the effective date of the acquisition, November 13, 2006.

Vitavea AG changed its year-end from December 31 to October 31 prior to completion of the acquisition. As a result, comparative information to the six months ended March 31, 2006 has been included in this Quarterly Report.

Second Quarter and Six Months Summary

	Three Months			Six Months
Three Months	Ended	Percentage	Six Months	Ended	Percentage
Ended	March 31,	Increase /	Ended	March 31,	Increase /
April 30, 2007	2006	(Decrease)	April 30, 2007	2006	(Decrease)

Revenue	$2,011	$225	793.8%	$15,903	$798	1892.9%
Costs of Goods Sold	(277)	(277)	n/a	(1,564)	(19,341)	(91.9)%
Expenses	(127,252)	(858,153)	(85.2)%	(1,247,219)	(1,389,719)	(10.3)%
Interest Income	--	15,698	(100.0)%	--	29,844	(100.0)%
Interest Expense	(1,463)	--	n/a	(2,778)	(18,798)	(85.2)%
Writedown of	(1,260,381)	--	n/a	(1,260,381)	--	n/a
Acquisition Costs
Loss Before Income	$(1,387,362)	$(842,507)	64.7%	$(2,496,039)	$(1,397,216)	78.6%
Taxes

Revenue

We have only earned nominal revenues to date. We are still in the process of developing our business and there are no assurances that we will earn significant revenues in the future.

Operating Expenses

Our expenses for the quarterly period ended April 30, 2007 and the quarterly period ended March 31, 2006 consisted of the following:

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	April 30,	March 31,	Increase /	April 30,	March 31,	Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Amortization	$1,306	$253	416.2%	$2,588	$2,767	(6.5)%
Professional fees	180,912	1,956	9,149.1%	290,795	29,709	878.8%
Management fees	6,981	3,738	86.8%	13,886	7,473	85.8%
Marketing expenses	(98,690)	830,668	(111.9)%	667,656	1,158,279	(42.4)%
Other operating expenses	163,215	21,538	657.8%	376,948	191,491	96.8%
Foreign currency gain	(126,472)	--	n/a	(104,654)	--	n/a
TOTAL	$127,252	$858,153	(85.2)%	$1,247,219	$1,389,719	(10.3)%

Additional professional fees for the period ended April 30, 2007 include legal, accounting and consulting fees incurred in connection with our acquisition of Vitavea AG, the proposed acquisition of Baur and MEBA, and meeting our ongoing reporting obligations under the Securities Exchange Act of 1934, as well as legal and accounting fees incurred in connection with our ongoing business activities.

During the three months ended April 30, 2007, we cancelled a television marketing contract, resulting in a net marketing expense recovery of $98,690. Our business development plan relies heavily upon marketing and promotional campaigns that we intend to carry out. As a result, we expect that we will continue to spend large amounts on marketing expenses during the next 12 months.

Other operating expenses are primarily made up of amounts spent on wages.

Writedown of Acquisition Costs

During the three months ended April 30, 2007, we wrote down the amount of the deferred acquisition costs relating to the portion of the purchase price for Baur and MEBA previously paid by us as a result of the termination of our agreement to purchase those companies by the principals thereof. These amounts represent amounts paid under the terms of our agreement to acquire those companies. Although we are negotiating with the principals of Baur and MEBA in an effort to reinstate our agreement, there is a substantial doubt that we will be able to complete the acquisition of these companies. If we are unable to complete the acquisition of Baur and MEBA, we will attempt to recover the portion of the purchase price already paid by us. However, there is a substantial doubt that we will be able to recover any of the amounts already paid under this agreement. We are currently in discussions with the principals for Baur and MEBA to resolve this issue.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$980,043	$34,094	2,774.5%
Current Liabilities	(655,976)	(104,472)	527.9%
Working Capital Surplus	$324,067	$(70,378)	560.5%
(Deficit)

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2007	March 31, 2006
Cash Flows Used In Operating Activities	$(1,969,744)	$(877,310)
Cash Flows Used In Investing Activities	(394,177)	(33,095)
Cash Flows From Financing Activities	2,582,921	1,187,056
Net Increase in Cash (net of foreign currency translation	$137,863	$56,988
effects)

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. Although management still hopes to be able to complete the proposed acquisition of Baur and MEBA, there is a substantial doubt that we will be able to do so. However, even if we are able to restore our agreement to acquire those companies, we do not currently have sufficient capital resources to pay the remaining purchase price. We have not earned any significant revenues to date, and there are no assurances that we will be able to generate significant revenues in the future. As such, our ability to complete our plan of operation, and the proposed acquisition of Baur and MEBA, is expected to be dependent upon our ability to obtain substantial financing in the near term. To date, we have financed our operations through sales of our equity securities and short-term loans. We have completed the following financings since our fiscal quarter ended January 31, 2007:

(a)	On February 5, 2007, we completed a private placement for 260,416 units at a price of EUR 0.96 (approximately $1.24) per unit, for total proceeds of approximately EUR 250,000

(approximately $323,917). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 0.96 per share for a period of one year from the date the warrant was issued.

(b)

On February 14, 2007, we completed a private placement for 150,000 units at a price of EUR 1.00 (approximately $1.30) per unit, for total proceeds of approximately EUR 150,000 (approximately $194,856). Each unit consists of one share of our common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase one additional share of our common stock at a price of EUR 1.00 per share for a period of one year from the date the warrant was issued.

(c)

On March 12, 2007, we completed a private placement for 537,634 shares of our common stock at a price of EUR 0.93 (approximately $1.22) per share, for total proceeds of EUR 500,000 (approximately $656,721).

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are described at Note 3 to our financial statements for the six month period ended April 30, 2007.

RISKS AND UNCERTAINTIES

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require approximately $7,238,500 in financing in order to fund our plan of operation over the next twelve months. In addition, if we are able to restore our agreement to acquire Baur and MEBA, of which there are no assurances, we will need least an additional $1,775,500 to fund the acquisition of those companies. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

There Is A Risk That We May Not Complete The Acquisition Of Baur And MEBA

In April, 2007, we received notice from the principals of Baur and MEBA that they were terminating our agreement to acquire these companies. We are currently in negotiations with the principals of Baur and MEBA in an effort to restore our agreement. However, although our management is hopeful that we will still be able to complete the acquisition of Baur and MEBA, there is a substantial doubt that we will be able to do so. Even if we are able to restore our agreement to acquire Baur and MEBA, we do not currently have the capital resources to pay the remainder of the purchase price and there are no assurances that we will be able to obtain sufficient financing to allow us to make the required payments.

If we are not able to complete the acquisition of these companies, we will attempt to recover the portion of the purchase price already paid by us. However, there are no assurances that we will be able to do so.

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

Nutritional Supplements Are Subject To Extensive Government Regulation

The nutritional supplements industry is heavily regulated, and those regulations are changing at a rapid pace. Although Vitavea AG has obtained regulatory approval for its MENTAL VIT, MENTAL VIT Junior and Oliva Vital products within Germany, there are no assurances that it will not be required to obtain additional approvals in the future. In addition, if Vitavea AG is successful in developing its chromium formulation or any other products, of which there are no assurances, it will be required to obtain regulatory approval for those products prior to bringing them to market. In order to obtain approval for its products, Vitavea AG may be required to prove the effectiveness and safety of its products. In addition, Vitavea AG could be required to conduct lengthy and expensive clinical trials of its products. Obtaining regulatory approval for Vitavea AG’s products could be a lengthy and expensive process. There are no assurances that Vitavea AG will be able to meet the future costs of obtaining any necessary approvals or that Vitavea AG will be able to obtain such approvals at all.

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

Termination of a Material Agreement.

In April, 2007, we received notice from the principals of Adolf Baur GmbH (“Baur”) and MEBA Medizinische Badebetriebsgesellschaft mbH (“MEBA”) that they were terminating our agreement to purchase those companies. (See Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation.”) We are currently in discussions with the principals of Baur and MEBA to reinstate our agreement. Although our management still hopes to be able to complete the acquisition of these companies, there is a substantial doubt that we will be able to do so.

If we are not able to complete the acquisition of Baur and MEBA, we will seek to recover the portion of the purchase price already paid by us. However, there are no assurances that we will be able to do so.

Unregistered Sales of Equity Securities.

Since the end of our January 31, 2007 fiscal quarter, we have completed three private placement financings:

(a)	a private placement financing completed on February 5, 2007 for approximately $341,437;

(b)	a private placement financing completed on February 14, 2007 for approximately $204,863; and

(c)	a private placement financing completed on March 12, 2007 for approximately $537,634.

A description of these private placement financings is included in this Quarterly Report at Part I, Item 2., “Management’s Discussion and Analysis or Plan of Operation.”

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

VITAVEA INC.

Date:	June 19, 2007	By:	/s/ Roger Liere
ROGER LIERE
Chief Executive Officer and President
(Principal Executive Officer )

Date:	June 19, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)